Form 10QSB
period 1995-03-31
STRIKER INDUSTRIES INC
filed 1995-05-15
CIK 352944

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB



             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


                  For the Quarterly Period Ended March 31, 1995



                         Commission File Number 0-10096

                            STRIKER INDUSTRIES, INC.

             (Exact name of registrant as specified in its charter)

          DELAWARE                                         84-0834953
(state or other jurisdiction of          (I.R.S. Employer Identification Number)
incorporation or organization)

                            ONE RIVERWAY, SUITE 2450

                              HOUSTON, TEXAS 77056
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 622-4092
              (Registrant's telephone number, including area code)

                                 NOT APPLICABLE
                   (Former name if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of May 10 1995, there were 8,687,106 shares of Common Stock, par value $0.20 per share, outstanding and no shares of Preferred Stock, par value $0.20 per share, were outstanding.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q

PART I.         FINANCIAL INFORMATION                            PAGE NO.

Item 1.   Financial Statements

          Consolidated Balance Sheet ............................   3

          Consolidated Statements of Operations .................   4

          Consolidated Statements of Cash Flows .................   5

          Notes to Consolidated Financial Statements ............   6

Item 2.   Management's Discussion and Analysis of
          Financial Condition and Results of Operations .........   8



PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings .....................................  11

Item 2.   Changes in Securities .................................  11

Item 3.   Defaults Upon Senior Securities........................  11

Item 4.   Submission of Matters to a Vote of Security Holders ...  11

Item 5.   Other Information .....................................  12

Item 6.   Exhibits and Reports on Form 8-K ......................  12

          SIGNATURES.............................................  13

PART I  -  FINANCIAL INFORMATION

Item 1:    FINANCIAL STATEMENTS

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEET
                                                                      March 31,
                                                                         1995
                                                                     (Unaudited)
                                                                    -----------
                              ASSETS
CURRENT ASSETS:
         Cash ...................................................   $   260,630
         Accounts receivable -
              Trade .............................................       932,633
              Other .............................................        94,118
         Inventories -
              Raw materials .....................................        27,069
              Finished goods ....................................        83,508
              Spare parts and supplies ..........................       291,253
         Prepaid expenses and other current assets ..............       247,784
                                                                    -----------
         Total current assets ...................................     1,936,995
PROPERTY AND EQUIPMENT, net .....................................     5,354,669
DEFERRED FINANCING COSTS AND OTHER, net .........................       736,954
                                                                    -----------
         Total assets ...........................................   $ 8,028,618
                                                                    ===========
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
         Trade accounts payable .................................   $   859,707
         Accrued liabilities ....................................       370,258
         Current obligations under capital leases ...............        51,032
                                                                    -----------
Total current liabilities .......................................     1,280,997
LONG-TERM LIABILITIES:
         7.00% Notes payable to affiliates ......................       266,698
         10.25% Subordinated notes ..............................     1,200,000
         Capital leases .........................................        86,465
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
         Common stock, $0.20 par value, 25,000,000 shares
         authorized, 8,687,106 shares issued at March 31, 1995 ..     1,737,421
         Stock Subscriptions Receivable .........................      (450,000)
         Warrants ...............................................       850,000
         Additional paid-in capital .............................     5,126,832
         Retained deficit .......................................    (2,069,795)
                                                                    -----------
         Total stockholders' equity .............................     5,194,458
                                                                    -----------
         Total liabilities and stockholders' equity .............   $ 8,028,618
                                                                    ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                   (Unaudited)
                                                  Three Months Ended March 31,
                                                  -----------------------------
                                                    1995                 1994
                                                 -----------        -----------
REVENUES .................................       $ 1,911,763        $ 1,813,618
COST OF SALES ............................         1,363,596          1,590,786
                                                 -----------        -----------
         Gross margin ....................           548,167            222,832

SELLING, GENERAL AND
    ADMINISTRATIVE .......................           361,670            372,624
                                                 -----------        -----------
         Operating profit/(loss) .........           186,497           (149,792)

OTHER INCOME (EXPENSE):
         Interest expense, net ...........            (7,130)           (60,443)
         Other income, net ...............               215              3,464
                                                 -----------        -----------
INCOME (LOSS) BEFORE
  INCOME TAXES ...........................           179,582           (206,771)
                                                 -----------        -----------
INCOME TAXES .............................              --                 --
                                                 -----------        -----------
NET INCOME (LOSS) ........................       $   179,582        $  (206,771)
                                                 ===========        ===========
NET INCOME (LOSS) PER SHARE ..............       $      0.02        $      0.03)
                                                 ===========        ===========
AVERAGE NUMBER OF COMMON SHARES
 OUTSTANDING .............................         9,951,889          8,007,416
                                                 ===========        ===========
The accompanying notes are an integral part of these consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                   (Unaudited)

                                                                                                      Three Months Ended March 31,
                                                                                                    -------------------------------
                                                                                                        1995                 1994
                                                                                                    -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME/(LOSS) ..........................................................................        $   179,582         $  (206,771)
     Adjustments to reconcile net income/(loss) to net cash used in operating activities -
         Depreciation and amortization .....................................................            157,548             131,148
           Reimbursement for executive salaries ............................................            (33,000)               --
     Changes in assets and liabilities -
         Increase in accounts receivable ...................................................           (485,391)           (830,210)
         Decrease (increase) in inventories ................................................            193,103            (550,382)
         Decrease (increase) in prepaid expenses and other current assets
                                                                                                        (53,335)             13,382
         (Decrease) increase in accounts payable and accrued liabilities ...................            (29,950)          1,056,194
         Increase in Deferred Revenue ......................................................               --               106,718
                                                                                                    -----------         -----------
         Total adjustments to net income (loss) ............................................           (251,025)            (73,150)
                                                                                                    -----------         -----------
         Net cash used in operating activities .............................................        $   (71,443)        $  (279,921)
                                                                                                    ===========         ===========

CASH FLOWS FROM INVESTING ACTIVITIES:
     Gain on pulp hedge contract ...........................................................           (310,824)               --
     Purchases of property and equipment ...................................................           (609,629)           (628,826)
     Increase in deferred financing costs and other ........................................           (140,298)           (120,140)
     Redemption of certificate of deposit to retire
     revolving line of credit ..............................................................               --               250,000
                                                                                                    -----------         -----------
     Net cash used in investing activities .................................................         (1,060,751)           (498,966)
                                                                                                    -----------         -----------
CASH FLOWS FROM FINANCING ACTIVITIES:
     Proceeds from subordinated notes ......................................................          1,200,000                --
     Proceeds from convertible subordinated notes ..........................................               --             1,500,000
     Proceeds from issuance of warrants ....................................................            850,000                --
     Shareholder advances ..................................................................            838,500             500,000
     Repayment of advances from shareholders ...............................................         (1,480,618)           (500,000)
     Payments on treasury stock purchase obligation ........................................               --              (450,000)
     Payments of revolving line of credit ..................................................               --              (499,140)
     Payments received on stock subscriptions receivable ...................................               --               250,000
     Payments under insurance premium note payable .........................................            (19,661)            (41,730)
     Principal payments under capital leases ...............................................            (14,136)            (10,130)
                                                                                                    -----------         -----------
     Net cash provided by financing activities .............................................          1,374,085             749,000
                                                                                                    -----------         -----------
NET INCREASE (DECREASE) IN CASH ............................................................            241,891             (29,887)
CASH, beginning of period ..................................................................             18,739              49,947
                                                                                                    -----------         -----------
CASH, end of period ........................................................................        $   260,630         $    20,060
                                                                                                    ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   GENERAL:

PRINCIPLES OF CONSOLIDATION

The accompanying consolidated financial statements include the accounts of the Company after the elimination of all material intercompany accounts and transactions.

INTERIM FINANCIAL INFORMATION

The consolidated interim financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1995 and the consolidated results of operations and the cash flows for the three months ended March 31, 1995 and 1994.

2.   DEBT:
                                                                  March 31, 1995
                                                                  --------------
                                                                   (Unaudited)

Notes Payable to affiliates bearing interest at 7%,
 interest and principal due at maturity,
 June 30, 1996, unsecured ....................................      $   266,698

Subordinated Notes due December 31, 1998, bearing
 interest at 10.25%, interest payable quarterly ..............      $ 1,200,000

Capitalized lease obligations bearing interest at
 rates from 10% to 24%, maturing between 1994 and
 1998, secured by underlying machinery,
 vehicles and computer equipment .............................          137,498
                                                                    -----------
                                                                      1,604,196
Less - Current maturities ....................................          (51,032)
                                                                    -----------
                                                                    $ 1,553,164
                                                                    ===========

Interest paid for the three months ended March 31, 1995, and 1994, was $7,165 and $5,140, respectively.

3.   STOCKHOLDERS' EQUITY:

During the quarter ended March 31, 1995, the Registrant authorized the issuance of Warrants to purchase an aggregate of 1,000,000 shares of Common Stock of the Registrant at a Warrant Price of $1.50 per share and an Exercise Price of $2.00 per share escalating to $2.65 per share over the term of the Warrant which expires on February 28, 1997. During the quarter ended March 31, 1995, $850,000 was received by the Registrant upon issuance of the Warrants, none of which were exercised as of March 31, 1995. The Warrants contain an undertaking of the Registrant to effect a "shelf registration" with respect to shares of the Registrant issuable upon the exercise thereof.

4.   SUBSEQUENT EVENTS:

During April 1995, an additional $100,000 was received for the purchase of the Warrants from international investors. The warrants are identical in terms and conditions to the warrants mentioned above.

On May 5, 1995, the asset purchase transaction of the land, building and equipment of Northern Globe Building Materials, Inc.'s idled dry felt mill in Thorold, Ontario, Canada pursuant to the Asset Purchase Agreement between Northern Globe Building Materials, Inc. (Northern), an independent third party unrelated to the Registrant or any of its affiliates, and the Registrant dated march 10, 1995 was consummated. The purchase price of the assets purchased was 1,345,790 shares of common stock of the Registrant and $250,000 cash. The physical properties and assets purchased had formerly been used to manufacture dry felt paper, but had not been in operation and had been idled and wholly inactive for more than two years preceding their purchase by the Registrant. The Registrant intends to reactivate the idled dry felt mill and produce dry felt at Thorold, Ontario, Canada for sale to Northern and independent third parties in the roofing industry. Sales to Northern will be pursuant to a supply agreement entered into between the Registrant and Northern pursuant to which the Registrant will supply Northern's three operating Canadian shingle and rolled roofing facilities with a minimum of 15,000 tons of dry felt paper per year, seasonally adjusted, for the period commencing on or about June 1, 1995 through December 31, 2000. the dry felt purchase price set forth in the supply agreement is based on the mix of the raw materials used in the manufacture of the dry felt and the market price of the raw materials.

On May 4, 1995, the Company entered into a financing agreement with a major U.S. lender. The financing agreement consists of a term loan based upon the liquidation value of certain of the Company's fixed assets and a revolving borrowing line of credit based upon eligible accounts receivable (collectively "the Facility"). Advances under the Facility are limited to $2,500,000 in the aggregate and bear interest at prime plus 3%. On May 4, 1995, the Company received $1,000,000 of advances under the Facility, consisting of $590,000 of advances under the term loan and $410,000 of advances under the revolving line of credit.

5.   PULP HEDGE CONTRACT:

During the six months ended June 30, 1994, certain traditional sources of raw materials used by Striker Paper Corporation (SPC) were not able to provide the quantity of raw materials required to meet the SPC's level of production of dry felt at a satisfactory price. Accordingly, SPC experienced a dramatic increase in the cost of its raw materials. In an effort to mitigate its exposure to rising raw material costs, the Company created a new subsidiary, Striker Services Corporation (SSC), to obtain one component of the raw materials, old corrugated cardboard (OCC), in sufficient quantities to meet its production requirements. Quantities of OCC obtained in excess of that required to meet SPC's production level may be sold to third parties at market prices which are expected to be in excess of SSC's estimated costs.

As a result of continued concern about rising raw material costs and the uncertainty of the success of the OCC gathering operations of SSC, the Company entered into a Pulp Hedge Contract (the Hedge) to effectively hedge against rising raw material prices. The terms of the Hedge provide for a term of five years and for a notional amount of SPC's pulp needs for production in Stephens, Arkansas in addition to fixed price commitments under which SSC agrees to supply third parties with OCC. SPC's need for pulp at their Stephens facility range from 1,500 to 3,000 tons per month. SSC currently has no fixed price commitments to supply third parties with OCC. The Hedge can be terminated by either party with 30 days notice provided that a settlement payment (as defined and limited to the net cash paid to a party over life of the Hedge after giving effect to that party's payments to the other party over the life of the Hedge) is made to the Company or counterparty, as applicable. Additionally, the Hedge provides that SSC's imputed cost will be the lesser of: (i) SSC's cash cost (as defined) or (ii) market price for OCC as quoted in trade publications. During the quarter ended March 31, 1995, the Company received $310,824 pursuant to the Hedge. The Company accounts for the Pulp Hedge as a reduction of the raw materials costs and is offset against advances from shareholders.

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the Financial Statements of the Company included elsewhere in this 10-QSB.

RESULTS OF OPERATIONS
                                                    THREE MONTHS ENDED MARCH 31,
                                                   -----------------------------
                                                       1995            1994
                                                   -----------      -----------
Revenues .....................................     $ 1,911,763      $ 1,813,618
Costs of Sales ...............................       1,363,596        1,590,786
                                                   -----------      -----------
     Gross Margin ............................         548,167          222,832
Selling, General and Administrative ..........         361,670          372,624
                                                   -----------      -----------
     Operating Profit/(Loss) .................         186,497         (149,792)
Interest Expense, Net ........................          (7,130)         (60,443)
Other Income .................................             215            3,464
                                                   -----------      -----------
Net Income/(Loss) Before Income Taxes ........     $   179,582      $  (206,771)
                                                   ===========      ===========

In order to concentrate on maximizing the potentially more profitable sales of dry felt paper, during August 1994, the company temporarily suspended manufacturing asphalt saturated felt. This action has resulted in significant decreases in payroll-related expenses as well as reductions in other components of factory overhead. During the quarter ended March 31, 1995, the Company has exclusively manufactured dry felt for sale to its customer base. All sales of saturated felt have come from existing inventories of previously manufactured saturated felt. For the quarter ended March 31, 1994, the Company was manufacturing saturated felt and dry felt.

COMPARISON OF QUARTERS ENDED MARCH 31, 1995 AND 1994

Sales for the quarter ended March 31, 1995, were $1,911,763, an increase of 5.4% from sales of $1,813,618 for the quarter ended March 31, 1994. This increase was due primarily to an increase in the selling price of dry felt and a change in the product mix from saturated felt to dry felt.

Gross margin increased to $548,167 (28.7% of total sales for the quarter ended March 31, 1995) from a gross margin of $222,832 (12.3% of total sales for the quarter ended March 31, 1994). This increase was due to the switch in product mix as discussed above and the reduced cost of raw materials as a result of the hedge agreement.

Selling, general and administrative expenses decreased by $10,954 (2.9%) to $361,670 for the quarter ended March 31, 1995, from $372,624 for the quarter ended March 31, 1994. This decrease is primarily due to savings on group medical insurance premiums.
                                  Page 8 of 13

Interest expense, net decreased to $7,130 for the quarter ended March 31, 1995, from $60,443 for the quarter ended March 31, 1994. This decrease is due to a reduction in the amount of subordinated notes and the elimination of the bank line of credit.

Because the Company has been in a loss position for financial and income tax reporting purposes, a valuation allowance has been set up to fully reserve for deferred income tax benefits arising from the Company's net operating losses. No current or deferred income tax benefits have been provided due to the uncertainty of realization of such net operating losses in future periods.

CASH FLOWS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 1995 AND 1994.

Cash flows used in operating activities decreased from $ 279,921 for the three months ended March 31, 1994 to $71,443 for the three months ended March 31, 1995. The decrease was primarily due to an increase in sales and the resultant turnover of inventory and increased collections of receivables.

Cash flows used in investing activities increased to $1,060,751 for the three months ended March 31, 1995 from $498,966 the three months ended March 31, 1994. This increase is primarily due to the gain on the pulp hedge contract in 1995 and the redemption of the certificate of deposit in 1994.

Cash flows provided by financing activities increased $625,085 from $749,000 for the three months ended March 31, 1994 to $1,374,085 for the three months ended March 31, 1995. This increase is primarily due to proceeds of warrants in 1995 and 1994 payments made on the treasury stock purchase obligation and the revolving line of credit.

LIQUIDITY AND CAPITAL RESOURCES

Certain stockholders of the Company have agreed to provide additional financial support in the event the Company does not have available cash or cash equivalents to meet its then current obligations and continue its normal business operations. This additional support, not exceeding in the aggregate $3,000,000, during a 18-month period ending September 30, 1996, would only be provided if liquid assets or financing from other sources cannot be arranged.

During the quarter ended March 31, 1995, the Registrant authorized the issuance of Warrants to purchase an aggregate of 1,000,000 shares of Common Stock of the Registrant at a Warrant Price of $1.50 per share and an Exercise Price of $2.00 per share escalating to $2.65 per share over the term of the Warrant which expires on February 28, 1997. During the quarter ended March 31, 1995, $850,000 was received by the Registrant upon issuance of the Warrants, none of which were exercised as of March 31, 1995. The Warrants contain an undertaking of the Registrant to effect a "shelf-registration" with respect to shares of the Registrant issuable upon the exercise thereof.

During April 1995, an additional $100,000 was received for the purchase of the Warrants from international investors. The warrants are identical in terms and conditions to the warrants mentioned above.

                                  Page 9 of 13

On May 4, 1995, the Company entered into a financing agreement with a major U.S. lender. The financing agreement consists of a term loan based upon the liquidation value of certain of the Company's fixed assets and a revolving borrowing line of credit based upon eligible accounts receivable (collectively "the Facility"). Advances under the Facility are limited to $2,500,000 in the aggregate and bear interest at prime plus 3%. On May 4, 1995, the Company received $1,000,000 of advances under the Facility, consisting of $590,000 of advances under the term loan and $410,000 of advances under the revolving line of credit.

The Company believes its existing funds, its cash generated by anticipated operations, collections on sales and its existing financial arrangements will adequately fund the cash needs of the Company's anticipated operations during the next year. However, to continue to expand its business, the Company may need to borrow additional amounts or obtain an additional third-party credit facility. The Company is currently evaluating several proposals for a third-party credit facility from various asset-based lenders in relation to the start-up costs associated with the Thorold paper mill purchased from Northern. There can be no assurances that a third-party credit facility will be obtained. In the event a third-party credit facility cannot be obtained, the Company remains flexible to pursue alternate financing arrangements which might include private or public sales of equity or debt securities and participation in governmental bond financing programs.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including successful operation of the paper mills, penetration of existing markets at profitable margin and volume levels and continued cash liquidity.

                                 Page 10 of 13

PART II  -  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any pending proceeding, nor is any of its property subject to any legal proceeding

Item 2.  CHANGES IN SECURITIES.

         None.

Item 3.  DEFAULTS UPON SENIOR SECURITIES.

         None.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None.
                                  Page 11 of 13
Item 5.  OTHER INFORMATION.

     (1) On March 2, 1995, the Registrant issued $1,200,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1995 Notes") to seven international investors, three of which are stockholders. The 1995 Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1995. The proceeds of the 1995 Notes were used to pay down notes payable to an affiliate.

     (2) During the quarter ended March 31, 1995, the Registrant authorized the issuance of Warrants to purchase an aggregate of 1,000,000 shares of Common Stock of the Registrant at a Warrant Price of $1.50 per share and an Exercise Price of $2.00 per share escalating to $2.65 per share over the term of the Warrant which expires on February 28, 1997. During the quarter ended March 31, 1995, $850,000 was received by the Registrant upon issuance of the Warrants, none of which were exercised as of March 31, 1995. The Warrants contain an undertaking of the Registrant to effect a "shelf registration" with respect to shares of the Registrant issuable upon the exercise thereof.

     (3) On May 5, 1995, the asset purchase transaction of the land, building and equipment of Northern Globe Building Materials, Inc.'s idled dry felt mill in Thorold, Ontario, Canada pursuant to the Asset Purchase Agreement between Northern Globe Building Materials, Inc. (Northern, an independent third party unrelated to the Registrant or any of its affiliates), and the Registrant dated March 10, 1995 was consummated. The purchase price of the assets purchased was 1,345,790 shares of Common Stock of the Registrant and $250,000 cash. The physical properties and assets purchased had formerly been used to manufacture dry felt paper, but had not been in operation and had been idled and wholly inactive for more than two years preceding their purchase by the Registrant. The Registrant intends to reactivate the idled dry felt mill and produce dry felt at Thorold, Ontario, Canada for sale to Northern and independent third parties in the roofing industry. Sales to Northern will be pursuant to a supply agreement entered into between the Registrant and Northern pursuant to which the Registrant will supply Northern's three operating Canadian shingle and rolled roofing facilities with a minimum of 15,000 tons of dry felt paper per year, seasonally adjusted, for the period commencing on or about June 1, 1995 through December 31, 2000. The dry felt purchase price set forth in the supply agreement is based on the mix of the raw materials used in the manufacture of the dry felt and the market price of the raw materials.

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

     (a) Exhibits:

         Asset Purchase Agreement dated as of March 10, 1995 between Northern Globe Building Materials, Inc. and the Registrant (filed as Exhibit 2.3 to the Registrant's Annual Report on Form 10-KSB for the period ended December 31, 1994, and hereby incorporated herein by reference).

     (b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Registrant during the quarter ended March 31, 1995:
                                  Page 12 of 13

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.
                                     STRIKER INDUSTRIES, INC.


                                         DAVID A. COLLINS
DATE: MAY 10, 1995                   BY: David A. Collins
                                         Chief Executive Officer

                                         MATTHEW D. POND
DATE: MAY 10, 1995                   BY: Matthew D. Pond
                                         Chief Financial Officer