Form 10QSB
period 1995-06-30
STRIKER INDUSTRIES INC
filed 1995-08-15
CIK 352944

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                  FORM 10-QSB



           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                       SECURITIES EXCHANGE ACT OF 1934


                  For the Quarterly Period Ended June 30, 1995


                         Commission File Number 1-0096

                            STRIKER INDUSTRIES, INC.

       (Exact name of small business issuer as specified in its charter)


           DELAWARE                                           84-0834953
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)


                            ONE RIVERWAY, SUITE 2450
                              HOUSTON, TEXAS 77056
                    (Address of principal executive offices)

                                 (713) 622-4092
                          (Issuer's telephone number)

                                 NOT APPLICABLE
                   (Former name if changed since last report)

Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for
the past 90 days.   Yes  [X]   No ___

As of August 14, 1995, there were 10,599,564 shares of Common Stock, par value $0.20 per share, outstanding and no shares of Preferred Stock, par value $0.20 per share, were outstanding.

Transitional Small Business Disclosure Format (check one)
Yes  ______      No ___[X]___

                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

PART I.                       FINANCIAL INFORMATION                           PAGE NO.
-------                       ---------------------                           --------
Item 1.                Financial Statements

                       Consolidated Balance Sheet                                 3

                       Consolidated Statements of Operations                      4

                       Consolidated Statements of Cash Flows                      5

                       Notes to Consolidated Financial Statements                 6

Item 2.                Management's Discussion and Analysis of
                       Financial Condition and Results of Operations              9



PART II.               OTHER INFORMATION
--------               -----------------

Item 1.                Legal Proceedings                                         12

Item 2.                Changes in Securities                                     12

Item 3.                Defaults Upon Senior Securities                           12

Item 4.                Submission of Matters to a
                       Vote of Security Holders                                  12

Item 5.                Other Information                                         12

Item 6.                Exhibits and Reports on Form 8-K                          13


SIGNATURES                                                                       14
----------

PART I  -  FINANCIAL INFORMATION
Item 1:    Financial Statements

                    STRIKER INDUSTRIES, INC., AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEET

                                                                June 30,
                                                                  1995
                                                                --------
                                                               (Unaudited)
                            ASSETS
 CURRENT ASSETS:
          Cash                                                 $   595,539
          Marketable Securities                                    431,822
          Accounts receivable -
              Trade                                                801,519
              Other                                                226,330
          Inventories -
              Raw materials                                         78,465
              Finished goods                                       103,451
              Spare parts and supplies                             223,048
          Prepaid expenses and other current assets                262,278
                                                               -----------
          Total current assets                                   2,722,452
 PROPERTY AND EQUIPMENT, net                                    14,516,098
 DEFERRED ACQUISITION COSTS AND OTHER, net                         350,315
                                                               -----------
          Total assets                                         $17,588,865
                                                               ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
          Trade accounts payable                               $ 1,216,074
          Accrued liabilities                                      439,465
          Revolving Line of Credit                                 538,617
          Insurance Premium Note Payable                            94,705
          Fixed-Asset Line of Credit, current portion              118,200
          Current obligations under capital leases                  53,235
                                                               -----------
 Total current liabilities                                       2,460,296
 LONG-TERM LIABILITIES:
          Capital leases, net of current portion                    71,607
          10.25% Subordinated Notes Payable                      1,200,000
          Fixed-Asset Line of Credit, net of current portion       471,800
 COMMITMENTS AND STOCKHOLDERS' EQUITY:
          Common stock, $0.20 par value, 25,000,000 shares
          authorized, 10,599,564 shares issued at June 30,       2,119,913
          1995
          Stock Subscriptions Receivable                          (450,000)
          Warrants                                                 100,000
          Additional paid-in capital                            13,896,283
          Retained deficit                                      (2,281,034)
                                                               ----------
          Total stockholders' equity                            13,385,162
                                                               -----------
          Total liabilities and stockholders' equity           $17,588,865
                                                               ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                    STRIKER INDUSTRIES, INC., AND SUBSIDIARY

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                                         Three Months Ended                        Six Months Ended
                                                                June 30,                               June 30,
                                                       1995                  1994                1995              1994
                                               ----------------------------------------------------------------------------
 REVENUES                                           $2,186,794             $2,149,323         $4,098,556        $ 3,962,941

 COST OF SALES                                       1,958,996              2,390,242          3,322,592          3,981,028
                                                    ----------             ----------         ----------        -----------
          Gross margin                                 227,798               (240,919)           775,964            (18,087)
 SELLING, GENERAL AND
     ADMINISTRATIVE                                    393,871                467,360            755,540            839,984
                                                    ----------             ----------         ----------        -----------

          Operating profit/(loss)                     (166,073)              (708,279)            20,424           (858,071)

 OTHER INCOME (EXPENSE):
          Interest expense, net                        (62,581)              (139,901)           (69,711)          (200,344)
                                                    ----------             ----------         ----------        -----------
          Other income, net                             17,416                  2,477             17,631              5,941
                                                    ----------             ----------         ----------        -----------



 PROFIT/(LOSS) BEFORE INCOME TAXES AND
 EXTRAORDINARY ITEM                                   (211,238)              (845,703)           (31,656)        (1,052,474)
                                                    ----------             ----------         ----------        -----------

 INCOME TAXES                                              -                      -                  -                 -
                                                    ----------             ----------         ----------        -----------
 NET PROFIT/(LOSS) BEFORE
   EXTRAORDINARY ITEM                               $ (211,238)            $ (845,703)        $  (31,656)       $(1,052,474)
                                                    ----------             ----------         ----------        -----------

 EXTRAORDINARY ITEM - GAIN
   ON EXTINGUISHMENT OF DEBT                               -                2,101,495               -             2,101,495
                                                    ----------             ----------         ----------        -----------

 NET INCOME (LOSS)                                  $ (211,238)            $1,255,792         $  (31,656)       $ 1,049,021
                                                    ==========             ==========         ==========        ===========

 INCOME (LOSS) PER SHARE
          Before Extraordinary Item                      (0.07)                 (0.09)             (0.01)             (0.11)
          Extraordinary Item                               -                     0.23                -                 0.23
                                                    ----------             ----------         ----------        -----------
          Net Income (Loss) Per Share               $                      $                  $                 $
                                                    ==========             ==========         ==========        ===========
                                                         (0.02)                  0.14              (0.01)              0.12
                                                    ==========             ==========         ==========        ===========

 AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING                                       9,629,707              9,007,416          9,161,011          9,007,416
                                                    ==========             ==========         ==========        ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                    STRIKER INDUSTRIES, INC., AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                  (Unaudited)

                                                                                         Six Months Ended
                                                                                             June 30,
                                                                                      1995               1994
                                                                                  -------------------------------
 NET INCOME (LOSS)                                                                 $   (31,656)       $ 1,049,021
      Adjustments to reconcile net income(loss) to net cash used in operating activities -
          Extraordinary Gain                                                              --           (2,101,495)
          Depreciation and amortization                                                344,219            274,158
          Reimbursement for executive salaries                                         (66,000)              --
      Changes in assets and liabilities -
          Increase in accounts receivable                                             (486,489)          ( 70,863)
          Increase in related party receivable                                             --            (130,765)
          Decrease/(increase) in inventories                                           189,969           (615,579)
          (Increase)/Decrease in prepaid expenses and other current assets             (67,829)            22,835
          Increase in accounts payable and accrued liabilities                         434,502            683,550
          Increase in Dry Felt Obligation                                                  --             425,308
                                                                                   -----------        -----------
          Total adjustments to net income (loss)                                       348,372         (1,512,851)
                                                                                   -----------        -----------
          Net cash provided/(used) in operating activities                         $   316,716        $  (463,830)
                                                                                   ===========        ===========

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Gain on pulp hedge                                                              (467,774)              --
      Purchases of property and equipment                                           (2,396,187)          (909,996)
      Decrease (Increase) in deferred costs and other                                  238,540           (285,012)
      Appreciation on marketable securities                                              6,822               --
      Purchase of marketable securities                                               (425,000)              --
      Redemption (purchase) of certificate of deposit                                      --             250,000
                                                                                   -----------        -----------
      Net cash used in investing activities                                         (3,043,599)          (945,008)
                                                                                   -----------        -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from convertible subordinated notes                                        --            2,500,000
      Proceeds from issuance of 10.25% 1995 subordinated notes                       1,200,000
      Proceeds from issuance of 1995 warrants, net                                     879,000
      Proceeds from the exercise of the 1995 warrants, net                             973,336
      Shareholder advances                                                           1,188,500            500,000
      Repayment of shareholder advances                                             (2,005,618)          (500,000)
      Payments on treasury stock purchase obligation                                      --           (1,000,000)
      Proceeds of revolving line of credit                                           1,865,000               --
      Repayment of revolving line of credit                                         (1,338,404)          (499,140)
      Proceeds from fixed-asset line of credit                                         590,000               --
      Payments received on stock subscriptions receivable                                 --              700,000
      Payments under insurance premium note payable                                    (23,408)           (55,236)
      Principal payments under capital leases                                          (24,723)             2,984
                                                                                   -----------        -----------
      Net cash provided by financing activities                                      3,303,683          1,648,608
                                                                                  ------------       ------------
 NET INCREASE (DECREASE) IN CASH                                                       576,800            239,770
 CASH, beginning of period                                                              18,739             49,947
                                                                                   -----------        -----------
 CASH, end of period                                                               $   595,539        $   289,717
                                                                                   ===========        ===========

 SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING AND FINANCING ACTIVITIES
          Reimbursement of executive salaries from an affiliate in the form
              of forgiveness of notes payable                                           66,000
          Gain on pulp hedge contract with an affiliate in the form of
              forgiveness of notes payable                                             467,774
          Issuance of stock in consideration of acquisition of property and
              equipment                                                              7,401,845

  The accompanying notes are an integral part of these consolidated financial statements.

                    STRIKER INDUSTRIES, INC., AND SUBSIDIARY

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



1.  GENERAL:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company after the elimination of all material intercompany accounts and transactions.

Interim Financial Information

The consolidated interim financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1995, and the consolidated results of operations and consolidated cash flows for the three-month and six-month periods ended June 30, 1995, and 1994.

2.  DEBT:

                                                                                          June 30,
                                                                                            1995
                                                                                         ---------
                                                                                         (Unaudited)
             Subordinated notes payable, 10.75% interest, due 12/31/98                     1,200,000
             Fixed-asset line of credit, prime + 3% interest, due 5/31/98                    590,000
             Revolving line of credit, prime + 3% interest                                   538,617
             Capitalized lease obligations bearing interest at rates from 10%
             to 24%, maturing between 1995 and 1998, secured by underlying
             machinery, vehicles and computer equipment.                                 $   124,842
                                                                                        ------------
                                                                                           2,453,459
             Less - Current maturities                                                      (710,052)
                                                                                       -------------
                                                                                        $  1,743,407
                                                                                        ============

Interest paid for the six months ended June 30, 1995, and 1994, was $10,982 and $258,665, respectively.

On May 4, 1995, the Company entered into a financing agreement consisting of a term loan based upon the liquidation value of certain of the Company's fixed assets at the Stephens mill and a revolving line of credit based upon eligible accounts receivable (collectively "the Stephens Facility"). Advances under the Facility are limited to $2,500,000 in the aggregate and bear interest at prime plus 3%.

3. STOCKHOLDERS' EQUITY

During the quarter ended March 31, 1995, the Registrant authorized the issuance of 1,000,000 Warrants to purchase one share each of Common Stock of the Registrant at a Warrant Price of $1.50 per Warrant and an Exercise Price of $2.00 per share escalating to $2.65 per share over the term of the Warrant which expires on February 28, 1997. During the quarter ended March 31, 1995,
$850,000 was received by the Registrant upon issuance of 566,668 Warrants. During April, 1995, an additional $100,000 was received upon issuance of 66,667 Warrants.

During the quarter ended June 30, 1995, $1,133,336 was received by the Registrant upon the exercise of 566,668 warrants. As of June 30, 1995, 66,667 warrants remained outstanding.

The Company paid $231,000, $71,000 upon the issuance and $160,000 upon the exercise, in commissions to an affiliate of the Company in connection with the placement and exercise of the Warrants during the six months ended June 30, 1995. The Company reflected the commissions paid as a reduction of Additional Paid in Capital as of June 30, 1995.

4.  COMMITMENTS

During the quarter ended June 30, 1995, the Company entered into sales contracts (the Sales Contracts) with three of its major customers. Under terms of the Sales Contracts, the customers are required to purchase at least 1900 tons of dry felt, in the aggregate, for a period of eighteen months at prices based upon the mix of raw materials used in the manufacture of the dry felt and the market price of the raw materials.

5.  PULP HEDGE CONTRACT

During the six months ended June 30, 1994, certain traditional sources of raw materials used by Striker Paper Corporation (SPC) were not able to provide the quantity of raw materials required to meet SPC's level of production of dry felt at a satisfactory price. Accordingly, SPC experienced a dramatic increase in the cost of its raw materials. In an effort to mitigate its exposure to rising raw material costs, the Company created a new subsidiary, Striker Services Corporation (SSC), to obtain one component of the raw materials, old corrugated cardboard (OCC), in sufficient quantities to meet its production requirements. Quantities of OCC obtained in excess of that required to meet SPC's production level may be sold to third parties at market prices which are expected to be in excess of SSC's estimated costs.

As a result of continued concern about rising raw material costs and the uncertainty of the success of the OCC gathering operations of SSC, the Company entered into a Pulp Hedge Contract (the Hedge) to effectively hedge against rising raw material prices. The terms of the Hedge provide for a term of five years and for a fixed notional amount which is an approximation of SPC's pulp needs for production in Stephens, Arkansas. The Hedge provides that the amount of net gain or loss, as applicable, if equivalent to the difference between the designated strike price, as set forth in the Hedge agreement, and the Company's imputed cost. The Hedge provides that SSC's imputed cost will be the lesser of: (i) SSC's cash cost (as defined) or (ii) as percent of the market price for OCC as quoted in industry publications. During the three and six months ended June 30, 1995, the Company received $156,950 and $467,774, respectively, pursuant to the Hedge. The Company accounts for the Pulp Hedge as a reduction of the raw materials costs and is offset against related party receivables/payables from/to related parties.

6.  ASSET PURCHASE OF THOROLD MILL

On May 5, 1995, the asset purchase transaction of the land, building and equipment of Northern Globe Building Materials, Inc.'s idled dry felt mill in Thorold, Ontario, Canada pursuant to the Asset Purchase Agreement between Northern Globe Building Materials, Inc. (Northern), an independent third party unrelated to the Registrant or any of its affiliates, and the Registrant dated March 10, 1995 was consummated. The purchase price of the assets purchased was 1,345,790 shares of common stock of the Registrant and $250,000 cash. The assets purchased were recorded at the lower of the estimated fair value of the assets acquired and the sum of the estimated market value of the shares of Common Stock issued ($5.50 per share), cash paid and acquisition costs incurred in connection with the purchase. The assets purchased were recorded at $8,323,237.

The physical properties and assets purchased had formerly been used to manufacture dry felt paper, but had not been in operation and had been idled and wholly inactive for more than two years preceding their purchase by the Registrant. The Registrant has reactivated the idled dry felt mill and will produce dry felt at Thorold, Ontario, Canada for sale to Northern and independent third parties in the roofing industry. Sales to Northern will be pursuant to a supply agreement entered into between the Registrant and Northern pursuant to which the Registrant will supply Northern's three operating Canadian shingle and rolled roofing facilities with a minimum of 15,000 tons of dry felt paper per year, seasonally adjusted, for the period commencing on or about July 1, 1995 through December 31, 2000. The dry felt purchase price set forth in the supply agreement is based on the mix of the raw materials used in the manufacture of the dry felt and the market price of the raw materials.

7.  SUBSEQUENT EVENTS

Effective July 26, 1995, the Company entered into an agreement with the Sierra Club (Sierra) and the Arkansas Department of Pollution Control and Ecology (ADPCE) to settle claims brought by those parties concerning non-toxic discharges in excess of state water permits for the Stephens, Arkansas mill. The Company paid to ADPCE a civil penalty in the amount of $15,000 for excess discharges beyond permit allowances into Smackover Creek, near the Stephens, Arkansas mill. In addition, the Company agreed with ADPCE and Sierra to contribute $55,000 for environmental projects in the state of Arkansas. The Company has been working with environmental engineering companies to put in place the plans and equipment necessary to improve and ultimately eliminate the non-toxic discharges. The Company has preliminary approval from the ADPCE and the state health department to begin construction of a closed loop system which is expected to be in place by February 1996. The $15,000 civil penalty and the $55,000 contribution for environmental projects have been reflected as other expense in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 1995.

On July 28, 1995, the Company's Canadian Subsidiary, Striker Paper Canada, Inc., entered into a financing agreement with a Canadian lender. The financing agreement consists of a term loan based upon the liquidation value of certain of the Subsidiary's fixed assets and a revolving line of credit based upon eligible accounts receivable (collectively "the Canadian Facility"). Advances under the Canadian Facility are limited to $2,000,000 Canadian in the aggregate and bear interest at Canadian prime + 2.5%. The Canadian Facility requires the Subsidiary to keep a $500,000 Canadian certificate of deposit at the Canadian lender as additional collateral. On July 28, 1995, the Subsidiary received $500,000 Canadian of advances under the Canadian Facility, consisting solely of advances under the term loan.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

                                                 Three Months Ended                Six Months Ended
                                                      June 30,                         June 30,
                                            ----------------------------      ---------------------------
                                              1995              1994             1995           1994
                                           -----------       -----------      -----------     -----------
 Revenues                                   $2,186,794        $2,149,323       $4,098,556      $3,962,941
 Costs of Sales                              1,958,996         2,390,242        3,322,592       3,981,028
                                            ----------        ----------       ----------      ----------
      Gross Margin                             227,798          (240,919)         775,964         (18,087)

 Selling, General and Administrative           393,871           467,360          755,540         839,984
                                            ----------        ----------       ----------      ----------
      Operating Profit/(Loss)                 (166,073)         (708,279)          20,424        (858,071)

 Interest Expense, Net                         (62,581)         (139,901)         (69,711)       (200,344)

 Other Income                                    17,416             2,477           17,631           5,941
                                             ----------        ----------       ----------      ----------

 Net Income/(Loss) Before Income
  Taxes and Extraordinary Item                (211,238)         (845,703)         (31,656)     (1,052,474)
                                            ----------        ----------       ----------      ----------
 Extraordinary Item - Extinguishment
  of Debt                                          -           2,101,495              -         2,101,495
                                            ----------        ----------       ----------      ----------
 Net Income                                 $ (211,238)       $1,255,792       $  (31,656)     $1,049,021
                                            ==========        ==========       ==========      ==========


This discussion should be read in conjunction with the Financial Statements of the Company included elsewhere in this 10-QSB.

In order to concentrate on maximizing the potentially more profitable sales of dry felt paper, during August 1994, the Company temporarily suspended the manufacturing of asphalt saturated felt. This action has resulted in significant decreases in payroll-related expenses as well as reductions in other components of factory overhead. During the six month periods ended June 30, 1995, the Company has exclusively manufactured dry felt for sale to its customer base. All sales of saturated felt have come from existing inventories of previously manufactured saturated felt. For the three and six month periods ended June 30, 1994, the Company manufactured both saturated felt and dry felt.

Comparison of Quarters Ended June 30, 1995 and 1994

Sales for the quarter ended June 30, 1995, were $2,186,794 an increase of 1.7% from sales of $2,149,323 for the quarter ended June 30, 1994. This increase was due primarily to the change in the product mix in 1994 and the increase of sales prices for dry felt in 1995.

Gross margin increased to $227,798 (10.4% of total sales for the quarter ended June 30, 1995) from a negative gross margin of $240,919 (11.2% of total sales for the quarter ended June 30, 1994). This increase was due to the switch in product mix as discussed above and the reduced cost of raw materials as a result of the hedge agreement. Additionally, the Company has experienced reductions in payroll related costs and utilities due to the exclusive manufacture of dry felt.

Selling, general and administrative expenses decreased by $73,489 (15.7%) to $ 393,871 for the quarter ended June 30, 1995, from $467,360 for the quarter ended June 30, 1994. This decrease was due to several factors. Legal fees decreased as the company employed an in-house counsel reducing outside legal fees. Professional fees have decreased as the Company has reduced the number and scope of outside consultants. Travel expenses have decreased due to the Company redirecting its marketing efforts to telephone contact versus direct contact.

Interest expense, net, decreased to $62,581 for the quarter ended June 30, 1995, from $139,901 for the quarter ended June 30, 1994. This decrease is primarily due to less debt outstanding and more favorable interest rates than in prior periods.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization of the net operating loss carryforward.

Comparison of Six Months Ended June 30, 1995 and 1994.

 Sales for the six months ended June 30, 1995 were $4,098,556 an increase of 3.4% from sales of $3,962,941 for the six months ended June 30, 1994. This increase was due primarily to the change in the product mix in 1994 and the increase of sales prices for dry felt in 1995.

Gross margin increased to $775,964 (18.9% of total sales for the six months ended June 30, 1995) from a negative gross margin of $18,087 (0.5% of total sales for the six months ended June 30, 1994). This increase was due to the switch in product mix as discussed above and the reduced cost of raw materials as a result of the hedge agreement. Additionally, the Company has experienced reductions in payroll related costs and utilities due to the exclusive manufacture of dry felt.

Selling, general and administrative expenses decreased by $84,444 (10.1%) to $755,540 for the six months ended June 30, 1995 from $839,984 for the six months ended June 30, 1994. This decrease was due to several factors. Legal fees decreased as the company employed an in-house counsel reducing outside legal fees. Professional fees have decreased as the Company has reduced the number and scope of outside consultants. Travel expenses have decreased due to the Company redirecting its marketing efforts to telephone contact versus direct contact.

Interest expense, net, decreased to $69,711 for the six months ended June 30, 1995 from $200,344 for the six months ended June 30, 1994. This decrease is primarily due to less debt outstanding and more favorable interest rates than in prior periods.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization of the net operating loss carryforward.

Cash Flows - Comparison of Six Months ended June 30, 1995 and 1994.

Cash flows provided in operating activities increased to $316,716 for the six months ended June 30, 1995, from cash flows used in operating activities of $463,830 for the six months ended June 30, 1994. The increase was primarily the result of a decrease in inventory. The decrease in inventory is primarily due to production quantities being sold out and efficient shipping of product to customers.

Cash flows used in investing activities increased from $945,008 for the six months ended June 30, 1994, to $3,043,599 for the six months ended June 30, 1995. This increase was due primarily to more expenditures for fixed assets and fixed asset improvements and the gain on the pulp hedge.

Cash flows provided by financing activities increased $1,655,075 from $1,648,608 for the six months ended June 30, 1994, to $3,303,683 for the six months ended June 30, 1995. This increase is due primarily to the subordinated debt offering, the placement of the warrants and the Facility financing. The increase in cash flows provided by financing activities has been utilized for expansion and working capital needs.

Liquidity and Capital Resources

Certain stockholders of the Company have agreed to provide additional financial support in the event the Company does not have available cash or cash equivalents to meet its then current obligations and continue its normal business operations. This additional support, not exceeding in the aggregate $3,000,000 during a 18-month period ending September 30, 1996, would only be provided if liquid assets or financing from other sources cannot be arranged. As of June 30, 1995, no advances have been received from stockholders pursuant to this agreement.

During the quarter ended March 31, 1995, the Registrant authorized the issuance of 1,000,000 Warrants to purchase one share each of Common Stock of the Registrant at a Warrant Price of $1.50 per Warrant and an Exercise Price of $2.00 per share escalating to $2.65 per share over the term of the Warrant which expires on February 28, 1997. During the quarter ended March 31, 1995, $850,000 was received by the Registrant upon issuance of 566,668 Warrants and during April 1995, an additional $100,000 was received upon the issuance of 66,667 Warrants. The Warrants are identical in form and content, varying only as to their dates of issuance. Warrants covering an aggregate of 566,668 shares of the Registrant's Common Stock were exercised during the quarter ended June 30, 1995 at the Exercise Price of $2.00 per share and the Registrant received $1,133,336 upon the exercise thereof. As of June 30, 1995, 66,667 warrants remained outstanding. The Warrants contain an undertaking of the Registrant to effect a "shelf registration" with respect to shares of the Registrant issuable upon the exercise thereof. Pursuant to such undertaking, the Registrant filed a Registration Statement on Form S-3 with the Securities and Exchange Commission during the quarter ended June 30, 1995, which Registration Statement had not yet become effective as of June 30, 1995. The Company paid $231,000, $71,000 upon the issuance and $160,000 upon the exercise, in commissions to an affiliate of the Company in connection with the placement and exercise of the Warrants during the six months ended June 30, 1995.

On May 4, 1995, the Company entered into a financing agreement consisting of a term loan based upon the liquidation value of certain of the Company's fixed assets at the Stephens mill and a revolving line of credit based upon eligible accounts receivable (collectively "the Stephens Facility"). Advances under the Stephen's Facility are limited to $2,500,000 in the aggregate and bear interest at prime plus 3%.

On July 28, 1995, the Company's Canadian Subsidiary, Striker Paper Canada, Inc., entered into a financing agreement with a major Canadian lender. The financing agreement consists of a term loan based upon the liquidation value of certain of the Subsidiary's fixed assets and a revolving borrowing line of credit based upon eligible accounts receivable (collectively "the Canadian Facility). Advances under the Canadian Facility are limited to $2,000,000 Canadian in the aggregate and bear interest at Canadian prime + 2.5%. The Canadian Facility requires the Subsidiary to keep a $500,000 Canadian certificate of deposit at the Canadian lender as additional collateral. On July 28, 1995, the Subsidiary received $500,000 Canadian of advances under the Canadian Facility, consisting solely of advances under the term loan.

The Company believes its existing funds, cash generated by anticipated operations, collections on sales, and its existing financial arrangements will adequately fund the cash needs of the Company's anticipated operations during the next year. However, to continue to expand its business and meet working capital requirements, the Company may need to borrow additional amounts or obtain an additional third-party credit facility. The Company remains flexible to pursue alternate financing arrangements which might include private or public sales of equity or debt securities and participation in municipal or government bond financing programs.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including successful operation of the dry felt (and ultimately its saturating) lines, penetration of existing markets at profitable margins and volume levels, and continued cash liquidity.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

         The Registrant is not a party to any pending legal proceeding, nor is any of its property subject to any pending legal proceeding.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

    (a) The Annual Meeting of Stockholders of the Registrant was held in Chicago, Illinois on May 26, 1995 pursuant to Notice and a solicitation of proxies pursuant to Regulation 14A under the Securities and Exchange Act of 1934.

    (b) Not applicable (since (i) proxies were solicited pursuant to Regulation 14A, (ii) there was no solicitation in opposition to management's nominees as listed in the Proxy Statement, and (iii) all of such nominees were elected).

    (c) Other than the election of management's slate of three Directors, the only matter voted upon at the Meeting was the proposition to approve the Registrant's 1994 Amended and Restated Incentive Stock Plan (the "1994 Stock Plan") providing for and permitting, the grant of Incentive Awards covering 4,000,000 shares of Common Stock of the Registrant to key employees, including officers (whether or not they are directors), of the Registrant and its subsidiaries, all as more fully summarized in the Proxy Statement and described in detail in the full text of the 1994 Stock Plan attached as Exhibit A to the Proxy Statement.

The vote on approval of the 1994 Stock Plan was as follows:

        For               Against          Abstained        Not Voted
        ---               -------          ---------        ---------
    7,381,975             341,379          35,197           26,225

    (d)  Not applicable.

Item 5.  Other Information.

   (1) During the quarter ended March 31, 1995, the Registrant authorized the issuance of 1,000,000 Warrants to purchase one share each of Common
Stock of the Registrant at a Warrant Price of $1.50 per Warrant and an Exercise Price of $2.00 per share escalating to $2.65 per share over the term of the Warrant which expires on February 28, 1997. During the quarter ended March 31, 1995, $850,000 was received by the Registrant upon issuance of 566,668 Warrants and during April 1995, an additional $100,000 was received upon the issuance of 66,667 Warrants. The Warrants are identical in form and content, varying only as to their dates of issuance. Warrants covering an aggregate of 566,668 shares of the Registrant's Common Stock were exercised during the quarter ended June 30, 1995 at the Exercise Price of $2.00 per share and the Registrant received $1,133,336 upon the exercise thereof. As of June 30, 1995, 66,667 Warrants remained outstanding. The Warrants contain an undertaking of the Registrant to effect a "shelf registration" with respect to shares of the Registrant issuable upon the exercise thereof. Pursuant to such undertaking, the Registrant filed a Registration Statement on Form S-3 with the Securities and Exchange Commission during the quarter ended June 30, 1995, which Registration Statement had not yet become effective as of June 30, 1995.

    (2) On May 4, 1995, the Company entered into a financing agreement consisting of a term loan based upon the liquidation value of certain of the Company's fixed assets at the Stephens mill and a revolving line of credit based upon eligible accounts receivable (collectively "the Stephens Facility"). Advances under the Facility are limited to $2,500,000 in the aggregate and bear interest at prime plus 3%.

    (3) Effective July 26, 1995, the Company entered into an agreement with the Sierra Club (Sierra) and the Arkansas Department of Pollution Control and Ecology (ADPCE) to settle claims brought by those parties concerning non-toxic discharges in excess of state water permits for the Stephens, Arkansas mill. The Company paid to ADPCE a civil penalty in the amount of $15,000 for excess discharges beyond permit allowances into Smackover Creek, near the Stephens, Arkansas mill. In addition, the Company agreed with ADPCE and Sierra to contribute $55,000 for environmental projects in the state of Arkansas. The Company has been working with environmental engineering companies to put in place the plans and equipment necessary to improve and ultimately eliminate the non-toxic discharges. The Company has preliminary approval from the ADPCE and the state health department to begin construction of a closed loop system which is expected to be in place by February 1996. The $15,000 civil penalty and the $55,000 contribution for environmental projects have been reflected as other expense in the accompanying consolidated statements of operations for the three and six month periods ended June 30, 1995.

    (4) On July 28, 1995, the Company's Canadian Subsidiary, Striker Paper Canada, Inc., entered into a financing agreement with a major Canadian lender. The financing agreement consists of a term loan based upon the liquidation value of certain of the Subsidiary's fixed assets and a revolving borrowing line of credit based upon eligible accounts receivable (collectively "the Canadian Facility). Advances under the Canadian Facility are limited to $2,000,000 Canadian in the aggregate and bear interest at Canadian prime + 2.5%. The Canadian Facility requires the Subsidiary to keep a $500,000 Canadian certificate of deposit at the Canadian lender as additional collateral. On July 28, 1995, the Subsidiary received $500,000 Canadian of advances under the Canadian Facility, consisting solely of advances under the term loan.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         Financial Data Schedule.

    (b)  Reports on Form 8-K:

         The following reports on Form 8-K were filed by the Registrant during the quarter ended June 30, 1995:

(1) Form 8-K dated May 18, 1995, reporting (i) the consummation of the asset purchase transaction of the land, building and equipment of Northern Globe Building Materials, Inc.'s idled dry felt mill in Thorold, Ontario, Canada under the provisions of the Asset Purchase Agreement between Northern Globe Building Materials, Inc.
         ("Northern", an independent third party unrelated to the Registrant or any of its affiliates) and the Registrant dated March 10, 1995. The purchase price of the assets acquired was 1,345,790 shares of Common Stock of the Registrant and $250,000 cash, and was the result of direct negotiation between the parties, and (ii) the intent of the Registrant to reactivate the idled dry felt mill and produce dry felt at Thorold, Ontario, Canada for sale to Northern (pursuant to a supply agreement between Northern and the Registrant, under which the Registrant will supply Northern's three operating Canadian shingle and rolled roofing facilities with a minimum of 15,000 tons of dry felt paper per year, seasonally adjusted, for the period commencing on or about July 1, 1995 through December 31, 2000) and to independent third parties in the roofing industry. Filed with such 8-K Report was the Pro Forma Consolidated Balance Sheet of the Registrant and Subsidiaries as of March 31, 1995.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       STRIKER INDUSTRIES, INC.



DATE:    August  14, 1995              BY:           David A. Collins
       -------------------------            ------------------------------------
                                                     David A. Collins
                                                     Chief Executive Officer






DATE:    August  14, 1995              BY:           Matthew D. Pond
       -------------------------            ------------------------------------
                                                     Matthew D. Pond
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT NO.                       DESCRIPTION
-----------                       -----------

   27                       Financial Data Schedule