Form 10QSB
period 1995-09-30
STRIKER INDUSTRIES INC
filed 1995-11-14
CIK 352944

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 Form 10-QSB


           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934


              For the Quarterly Period Ended September 30, 1995


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


Indicate by check mark whether the issuer (1) filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___X___ No ___

As of November 14, 1995, there were 10,599,563 shares of Common Stock, par value $0.20 per share, outstanding and no shares of Preferred Stock, par value $0.20 per share, were outstanding.

Transitional Small Business Disclosure Format (check one)
Yes ______  No ___X___

                  INDEX TO QUARTERLY REPORT ON FORM 10-QSB

PART I.           FINANCIAL INFORMATION                              PAGE NO.
-------           ---------------------                              --------

Item 1.           Financial Statements

                  Consolidated Balance Sheet                               3

                  Consolidated Statements of Operations                    4

                  Consolidated Statements of Cash Flows                    5

                  Notes to Consolidated Financial Statements               6

Item 2.           Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            9



PART II.          OTHER INFORMATION
--------          -----------------

Item 1.           Legal Proceedings                                       13

Item 2.           Changes in Securities                                   13

Item 3.           Defaults Upon Senior Securities                         13

Item 4.           Submission of Matters to a
                  Vote of Security Holders                                13

Item 5.           Other Information

Item 6.           Exhibits and Reports on Form 8-K                        14

SIGNATURES                                                                15

PART I - FINANCIAL INFORMATION
ITEM 1: FINANCIAL STATEMENTS

                 STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                         CONSOLIDATED BALANCE SHEET


                                                                  September 30,
                                                                      1995
                                                                  -------------
                                                                   (Unaudited)
                                   ASSETS
                                   ------
CURRENT ASSETS:
     Cash                                                         $    221,622
     Certificate of deposit                                            363,774
     Marketable securities                                              57,298
     Accounts receivable -
         Trade                                                       1,069,488
         Pulp Hedge                                                    451,334
         Other                                                         398,341
     Inventories -
         Raw materials                                                 114,689
         Finished goods                                                334,911
         Spare parts and supplies                                      226,823
     Prepaid expenses and other current assets                         482,004
                                                                  ------------
             Total current assets                                    3,720,284
PROPERTY AND EQUIPMENT, net                                         15,737,016
DEFERRED FINANCING COSTS AND OTHER, net                                363,664
                                                                  ------------
                   Total assets                                   $ 19,820,964
                                                                  ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY
                    ------------------------------------
CURRENT LIABILITIES:
     Trade accounts payable                                       $  2,070,298
     Accrued liabilities                                               383,718
     Revolving Lines of Credit                                       1,199,748
     Insurance premium note payable                                    201,473
     Term Loans, current portion                                       118,200
     Current obligations under capital leases                           54,602
                                                                  ------------
            Total current liabilities                             $  4,028,039
LONG-TERM LIABILITIES:
     Note payable to an affiliate                                       75,814
     Capital leases, net of current portion                             62,096
     10.25% Subordinated Notes Payable                               1,200,000
     Term Loans, net of current portion                              1,127,250
COMMITMENTS AND CONTINGENCIES
STOCKHOLDERS' EQUITY:
     Common stock, $0.20 par value, 25,000,000 shares
          authorized, 10,599,563 shares issued                       2,119,913
     Stock Subscriptions Receivable                                   (450,000)
     Warrants                                                          100,000
     Additional paid-in capital                                     14,009,960
     Retained deficit                                               (2,452,108)
                                                                   -----------
           Total stockholders' equity                               13,327,765
                                                                   -----------
                  Total liabilities and stockholders' equity       $19,820,964
                                                                   ===========

            The accompanying notes are an integral part of these
                     consolidated financial statements.

                  STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                 (Unaudited)

                                                                 Three Months Ended                 Nine Months Ended
                                                                    September 30,                     September 30,
                                                                1995             1994             1995            1994
                                                            --------------------------------------------------------------
 REVENUES                                                   $ 2,407,595      $ 2,144,843      $ 6,506,151      $ 6,107,784

 COST OF SALE                                                 1,869,473        2,474,633        5,192,065        6,455,660
                                                            -----------      -----------      -----------      -----------

      Gross margin                                          $   538,122      $  (329,790)     $ 1,314,086      $  (347,876)
 SELLING, GENERAL AND ADMINISTRATIVE                            644,218          428,938        1,399,758        1,268,922
                                                            -----------      -----------      -----------      -----------
      Operating loss                                        $  (106,096)     $  (758,728)     $   (85,672)     $(1,616,798)

 OTHER INCOME (EXPENSE):
      Interest expense, net                                     (65,753)         (30,650)        (135,464)        (230,994)
      Other income, net                                             774          138,747           18,405          144,688
                                                            -----------      -----------      -----------      -----------
 LOSS BEFORE INCOME TAXES
  AND EXTRAORDINARY ITEM                                       (171,075)        (650,631)        (202,731)      (1,703,104)
                                                            -----------      -----------      -----------      -----------

INCOME TAXES                                                          -                -                -                -
                                                            -----------      -----------      -----------      -----------

 NET LOSS BEFORE
  EXTRAORDINARY ITEM                                        ($  171,075)     $  (650,631)     ($  202,731)     ($1,703,104)
                                                            -----------      -----------      -----------      -----------

 EXTRAORDINARY ITEM - GAIN
  ON EXTINGUISHMENT OF DEBT                                           -                -                -        2,101,495
                                                            -----------      -----------      -----------      -----------

 NET INCOME (LOSS)                                          ($  171,075)     ($  650,631)    ($   202,731)     $   398,391
                                                            ===========      ===========     ============      ===========

 INCOME (LOSS) PER SHARE
     Before Extraordinary Item                                  ($ 0.02)          ($0.08)          ($0.02)         ($ 0.20)
     Extraordinary Item                                               -                -                -             0.24
                                                            -----------      -----------      -----------      -----------
     Net Income (Loss) Per Share                                 ($0.02)          ($0.08)          ($0.02)           $0.04
 AVERAGE NUMBER OF
  COMMON SHARES
  OUTSTANDING                                                10,599,563        8,650,271        9,640,868        8,650,271
                                                            ===========      ===========     ============      ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)


                                                                          Nine Months Ended
                                                                            September 30,
                                                                        1995             1994
                                                                     -----------      -----------
NET INCOME (LOSS)                                                    $  (202,731)     $   398,391
   Adjustments to reconcile net income (loss) to net cash from operating activities -
      Extraordinary Gain                                                       -       (2,101,495)
      Depreciation and amortization                                      548,264          461,627
   Changes in assets and liabilities:
      (Increase) decrease in accounts receivable                        (910,029)         229,854
      Increase in inventories                                            (81,498)        (304,960)
      (Increase) decrease in prepaid expenses and other current
         assets                                                         (287,555)          28,518
      Increase in accounts payable and accrued liabilities             1,250,467          272,609
      Decrease in dry felt obligation                                          -          (75,339)
                                                                     -----------      -----------
      Total adjustments to net income (loss)                         $   519,649      ($1,489,186)
                                                                     -----------      -----------
              Net cash provided (used) by operating activities       $   316,918      ($1,090,795)
                                                                     -----------      -----------
CASH FLOWS FROM INVESTING ACTIVITIES:
   Gain on Pulp Hedge                                                   (467,774)               -
   Purchases of property and equipment                                (3,145,857)      (1,016,200)
   Increase in deferred costs and other                                 (583,532)        (404,620)
   Purchase of marketable securities                                     (50,000)               -
   (Purchase) redemption of certificate of deposit                      (363,774)         250,000
                                                                     -----------      -----------
                Net cash used in investing activities                ($4,610,937)     ($1,170,820)

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds from issuance of convertible subordinated notes                    -        2,500,000
   Proceeds of 1995 Subordinated Notes                                 1,200,000                -
   Warrant proceeds, net                                                 879,000                -
   Warrant exercise proceeds, net                                        973,336                -
   Capital contributions                                                       -           79,858
   Proceeds from issuance of note payable to an affiliate                      -          723,398
   Shareholder advances                                                1,188,500          500,000
   Repayment of shareholder advances                                  (2,005,618)        (500,000)
   Payments on treasury stock purchase obligation                              -       (1,000,000)
   Net proceeds (repayments) of revolving lines of credit              1,116,399         (499,140)
   Proceeds of term loans                                              1,275,000                -
   Payments received on stock subscriptions receivable                         -          700,000
   Principal payments under term loans                                   (29,550)               -
   Principal payments under insurance premium note payable               (67,297)         (59,513)
   Principal payments under capital leases                               (32,868)          (9,550)
                                                                     -----------      -----------
               Net cash provided by financing activities             $ 4,496,902      $ 2,435,053
                                                                     -----------      -----------

NET INCREASE (DECREASE) IN CASH                                          202,883          173,438
CASH, beginning of period                                                 18,739           49,947
                                                                     -----------      -----------
CASH, end of period                                                  $   221,622      $   223,385
                                                                     ===========      ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                  STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: GENERAL

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company after the elimination of all material intercompany accounts and transactions.

Interim Financial Information

The consolidated interim financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1995, and the consolidated results of operations for the three-month and nine-month periods ended September 30, 1995, and 1994 and consolidated cash flows for the nine month periods ended September 30, 1995, and 1994.


2. DEBT:

                                                                  September 30,
                                                                      1995
                                                                      ----
                                                                   (Unaudited)
   Subordinated notes payable, 10.75% interest, due 12/31/98         1,200,000
   Note Payable to an affiliate                                         75,814
   STEPHENS FACILITY:
      Term loan, prime + 3% interest, due 5/31/98                      885,450
      Revolving line of credit, prime + 3% interest                    756,399
   CANADIAN FACILITY:
      Term loan, prime + 2.5% interest, due 5/31/98                    360,000
      Revolving line of credit, prime + 2.5% interest                  443,349
   Capitalized lease obligations bearing interest at rates from
   10% to 18%, maturing between 1995 and 1998, secured by
   Underlying machinery, vehicles and computer equipment.          $   116,698
                                                                   -----------
                                                                     3,837,710
   Less - Current maturities                                        (1,372,550)
                                                                   -----------
                                                                   $ 2,465,160
                                                                   ===========

Interest paid for the nine months ended September 30, 1995, and 1994, was $10,982 and $258,665, respectively.

During the quarter ended June 30, 1995, the Company entered into a financing agreement consisting of a term loan based upon the liquidation value of certain of the Company's fixed assets at the Stephens mill and a revolving line of credit based upon eligible accounts receivable (collectively the "the Stephens Facility"). Advances under the Facility are limited to $2,500,000 in the aggregate and bear interest at prime plus 3%.

On July 28, 1995, the Company's Canadian Subsidiary, Striker Paper Canada, Inc. ("Striker Canada"), entered into a financing agreement with a Canadian lender consisting of a term loan based upon the liquidation value of certain of Striker Canada's fixed assets and a revolving line of credit based upon eligible accounts receivable (collectively "the Canadian Facility"). Advances under the Canadian Facility are limited to $2,000,000 Canadian in the aggregate and bear interest at Canadian prime + 2.5%.

NOTE 3: STOCKHOLDERS' EQUITY

During the quarter ended March 31, 1995, the Registrant authorized the issuance of 1,000,000 Warrants to purchase one share each of Common Stock of the Registrant at a Warrant Price of $1.50 per warrant and an Exercise Price of $2.00 per share escalating to $2.65 per share over the term of the Warrant which expires on February 28, 1997. During the quarter ended March 31, 1995, $850,000 was received by the Registrant upon issuance of 566,668 Warrants. During the quarter ended June 30, 1995, an additional $100,000 was received upon issuance of 66,667 Warrants.

During the quarter ended June 30, 1995, $1,133,336 was received by the Registrant for 566,668 shares of Common Stock of the Registrant were purchased upon exercise of the Warrants at $2.00 per share. As of September 30, 1995, 66,667 warrants remained outstanding.

The Company paid $71,000 upon the issuance and $160,000 upon the exercise, in commissions to an affiliate of the Company in connection with the placement and exercise of the Warrants during the six months ended June 30, 1995. The Company reflected the commissions paid as a reduction of Additional Paid in Capital as of September 30, 1995.

NOTE 4: COMMITMENTS AND CONTINGENCIES

During the nine months ended September 30, 1995, the Company entered into sales contracts (the Sales Contracts) with three of its major customers. Under terms of the Sales Contracts, the customers are required to purchase at least 1,900 tons of dry felt each month, in the aggregate, for a period of eighteen months at prices based upon the mix of raw materials used in the manufacture of the dry felt and the market price of the raw materials.

During the quarter ended September 30, 1995, the Company entered into an agreement with the Sierra Club (Sierra) and the Arkansas Department of Pollution Control and Ecology (ADPCE) to settle claims brought by those parties concerning non-toxic discharges in excess of state water permits for the Stephens, Arkansas mill. The Company paid to ADPCE a civil penalty in the amount of $15,000 for excess discharges beyond permit allowances into Smackover Creek, near the Stephens, Arkansas mill. In addition, the Company agreed with ADPCE and Sierra to contribute $55,000 to environmental projects in the state of Arkansas. The Company has been working with environmental engineering companies to put in place the plans and equipment necessary to improve and ultimately eliminate the non-toxic discharges. The Company has approval from the ADPCE and the state health department to begin construction of a closed loop system which is expected to be in place by February 1996. The $15,000 civil penalty and the $55,000 contribution for environmental projects have been reflected as other expense in the accompanying consolidated statements of operations for the nine months ended September 30, 1995.

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

As result of continued concern about rising raw material costs and the uncertainty of the success of the OCC gathering operations of SSC, the Company entered into a Pulp Hedge Contract (the

Hedge) to effectively hedge against rising raw material prices. The terms of the Hedge provide for a term of five years and for a fixed notional amount which is an approximation of SPC's pulp needs for production in Stephens, Arkansas. The Hedge provides that the amount of net gain or loss, as applicable, is equivalent to the difference between the designated strike price, as set forth in the Hedge agreement, and the Company's imputed cost. The Hedge provides that SSC's imputed cost will be the lesser of: (i) SSC's cash cost (as defined) or (ii) 95 percent of the market price for OCC as quoted in industry publications.

The Hedge was canceled by the Company effective July 1, 1995. No activity was recorded during the quarter ended September 30, 1995. The $467,774 gain from the Hedge has been recorded as a reduction of cost of goods sold for the nine months ended September 30, 1995.

6. ASSET PURCHASE OF THOROLD MILL

On May 5, 1995, the asset purchase transaction of the land, building and equipment of Northern Globe Building Materials, Inc.'s idled dry felt mill in Thorold, Ontario, Canada (the "Thorold Mill") pursuant to the Asset Purchase Agreement between Northern Globe Building Materials, Inc. (Northern), an independent third party unrelated to the Registrant or any of its affiliates, and the Registrant dated March 10, 1995 was consummated. The purchase price of the assets purchased was 1,345,790 shares of common stock of the Registrant and $250,000 cash. The assets purchased were recorded at the lower of the estimated fair value of the assets acquired and the sum of the estimated market value of the shares of Common Stock issued ($5.50 per share), cash paid and acquisition costs incurred in connection with the purchase. The physical properties and assets purchased were recorded at the total consideration paid of $8,323,237.

The physical properties and assets purchased had formerly been used to manufacture dry felt paper, but had not been in operation and had been idled and wholly inactive for more than two years preceding their purchase by the Registrant. The Registrant has reactivated the idled dry felt mill and will produce dry felt at Thorold, Ontario, Canada for sale to parties in the roofing industry.

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations

RESULTS OF OPERATIONS

                                               Three Months Ended               Nine Months Ended
                                                  September 30,                   September 30,
                                          ----------------------------      -----------------------------
                                              1995             1994            1995              1994
                                          -----------      -----------      -----------       -----------
Revenues                                  $ 2,407,595      $ 2,144,843      $ 6,506,151       $ 6,107,784
Costs of Sales                              1,869,473        2,474,633        5,192,065         6,455,660
                                          -----------      -----------      -----------       -----------
    Gross Margin                              538,122         (329,790)       1,314,086          (347,876)

Selling, General and Administrative           644,218          428,938        1,399,758         1,268,922
                                          -----------      -----------      -----------       -----------
    Operating Profit/(Loss)                  (106,096)        (758,728)         (85,672)       (1,616,798)

Interest Expense, Net                         (65,753)         (30,650)        (135,464)         (230,994)

Other Income                                      774          138,747           18,405           144,688
                                          -----------      -----------      -----------       -----------

Net Income/(Loss) Before Income
  Taxes and Extraordinary Item               (171,075)        (650,631)        (202,731)       (1,703,104)
                                          -----------      -----------      -----------       -----------
Extraordinary Item -
Extinguishment
  of Debt                                           -                -                -         2,101,495
                                          -----------      -----------      -----------       -----------
Net Income                                $  (171,075)     $   (650,631)    $  (202,731)      $   398,391
                                          ===========      ===========      ===========       ===========

This discussion should be read in conjunction with the Financial Statements of the Company included elsewhere in this 10-QSB.

In order to concentrate on maximizing the potentially more profitable sales of dry felt paper, during August 1994, the Company temporarily suspended manufacturing asphalt saturated felt. This action has resulted in significant decreases in payroll-related expenses as well as reductions in other components of factory overhead. During the nine month period ended September 30, 1995, the Company has exclusively manufactured dry felt for sale to its customer base. All sales of saturated felt have come from existing inventories of previously manufactured saturated felt.

Comparison of Quarters Ended September 30, 1995 and 1994

Sales for the quarter ended September 30, 1995, were $2,407,595, an increase of 12.3% from sales of $2,144,843 for the quarter ended September 30, 1994. This increase was due primarily to the change in product mix and higher realized sales prices for dry felt in the 1995 period.

Gross margin improved to $538,122 (22.4% of total sales) for the quarter ended September 30, 1995 from a negative gross margin of $329,790 (15.4% of total sales) for the quarter ended September 30, 1994. This improvement was primarily due to higher realized sales prices for dry felt and the gain on the pulp hedge during the 1995 period (see Note 5 to the accompanying Consolidated Financial Statements), versus below - budget realized sales prices for asphalt saturated felt combined with asphalt saturated felt production inefficiencies during the 1994 period.

Selling, general and administrative expenses increased by $215,280 (50.2%) to $ 644,218 for the quarter ended September 30, 1995, from $428,938 for the quarter ended September 30, 1994. This increase was primarily due to (i) an increase in administrative salaries and benefits of due to hiring additional full time employees to staff the Company s administrative, finance and sales offices, and
(ii) an increase in professional fees incurred in connection with the Company s public filings, contracts, and investment banking matters.

Interest expense, net, increased to $65,753 for the quarter ended September 30, 1995, from $30,650 for the quarter ended September 30, 1994. This increase is primarily due to the additional term and revolver debt outstanding during the 1995 period.

Other income decreased by $137,973 to $774 for the quarter ended September 30, 1995, from $138,747 for the quarter ended September 30, 1994. This decrease was due primarily to the non-recurring gain on settlement of litigation which occurred in 1994.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization of the deferred tax asset.


Comparison of Nine Months Ended September 30, 1995 and 1994.

Sales for the nine months ended September 30, 1995 were $6,506,151 an increase of 6.5% from sales of $6,107,784 for the nine months ended September 30, 1994. This increase was due primarily to the change in product mix and higher realized sales prices for dry felt during the 1995 period.

Gross margin increased to $1,314,086 (20.2% of total sales) for the nine months ended September 30, 1995 from a negative gross margin of $347,876 (5.7% of total sales) for the nine months ended September 30, 1994. This increase was primarily due to higher realized sales prices for dry felt and the gain on the pulp hedge during the 1995 period (see Note 5 to the accompanying Consolidated Financial Statements), versus below -budget realized sales prices for asphalt saturated felt combined with asphalt saturated felt production inefficiencies during the 1994 period.

Selling, general and administrative expenses increased by $130,836 (10.3%) to $1,399,758 for the nine months ended September 30, 1995 from $1,268,922 for the nine months ended September 30, 1994. This increase was primarily due to (i) an increase in administrative salaries and benefits due to hiring additional full time employees to staff the Company s administrative, finance and sales offices,
(ii) an increase in professional fees incurred in connection with the Company s public filings, contracts, treasury stock purchase, and investment banking matters.

Interest expense, net, decreased to $135,464 for the nine months ended September 30, 1995 from $230,994 for the nine months ended September 30, 1994. This decrease was primarily due to the higher interest rates charged on the receivables finance facility during the 1994 period and due to the convertible subordinated notes outstanding during the 1994 period.

Other income decreased by $126,283 to $18,405 for the nine months ended September 30, 1995, from $144,688 for the nine months ended September 30, 1994. This decrease was due primarily to the non-recurring gain on the settlement of litigation which occurred in 1994.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization of the deferred tax asset.

Cash Flows - Comparison of Nine Months ended September 30, 1995 and 1994.

Cash flows from operating activities increased from a negative $1,090,795 for the nine months ended September 30, 1994, to a positive $316,918 for the nine months ended September 30, 1995. The increase was primarily the result of the smaller operating loss in the 1995 period.

Cash flows used in investing activities increased from $1,170,820 for the nine months ended September 30, 1994, to $4,610,937 for the nine months ended September 30, 1995. This increase was due primarily to expenditures for fixed asset improvements at the Company s Thorold Mill.

Cash flows provided by financing activities increased $2,061,849 from $2,435,053 for the nine months ended September 30, 1994, to $4,496,902 for the nine months ended September 30, 1995. This increase was primarily due to the proceeds of the revolving lines of credit and term debt facilities during the 1995 period.


Liquidity and Capital Resources

Certain stockholders of the Company have agreed to provide additional financial support in the event the Company does not have available cash or cash equivalents to meet its then current obligations and continue its normal business operations. This additional support, not exceeding in the aggregate $3,000,000 during a 18-month period ending September 30, 1996, would only be provided if liquid assets or financing from other sources cannot be arranged. As of September 30, 1995, no advances have been received from stockholders pursuant to this agreement.

During the quarter ended March 31, 1995, the Registrant authorized the issuance of 1,000,000 Warrants to purchase one share each of Common Stock of the Registrant at a Warrant Price of $1.50 per warrant and an Exercise Price of $2.00 per share escalating to $2.65 per share over the term of the Warrant which expires on February 28, 1997. During the quarter ended March 31, 1995, $850,000 was received by the Registrant upon issuance of 566,668 Warrants and during April 1995, an additional $100,000 was received upon the issuance of 66,667 Warrants. The Warrants are identical in form and content, varying only as to their dates of issuance. Warrants covering an aggregate of 566,668 shares of the Registrant's Common Stock were exercised during the quarter ended June 30, 1995 at the Exercise Price of $2.00 per share and the Registrant received $1,133,336 upon the exercise thereof. As of September 30, 1995, 66,667 warrants remain outstanding. The Warrants contain an undertaking of the Registrant to effect a "shelf registration" with respect to shares of the Registrant issuable upon the exercise thereof. Pursuant to such undertaking, the Registrant filed a Registration Statement on Form S-3 with the Securities and Exchange Commission during the quarter ended June 30, 1995, which Registration Statement was effective August 16, 1995. The Company paid $71,000 upon the issuance and $160,000 upon the exercise, in commissions to an affiliate of the Company in connection with the placement and exercise of the Warrants during the nine months ended September 30, 1995.

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

On July 28, 1995, the Company's Canadian Subsidiary, Striker Paper Canada, Inc. ("Striker Canada"), entered into a financing agreement with a major Canadian lender. The financing agreement consists of a term loan based upon the liquidation value of certain of the Striker Canada s fixed assets and a revolving borrowing line of credit based upon eligible accounts receivable (collectively "the Canadian Facility"). Advances under the Canadian Facility are limited to $2,000,000 Canadian in the aggregate and bear interest at Canadian prime + 2.5%. The Canadian Facility requires the Striker Canada to keep a $500,000 Canadian certificate of deposit at the Canadian lender as additional collateral.

The Company believes its existing funds, cash generated by anticipated operations, collections on sales, and its existing financial arrangements will adequately fund the cash needs of the Company s anticipated operations during the next year. However, to continue to expand its business and meet working capital requirements, the Company may need to borrow additional amounts or obtain an additional third-party credit facility. The Company remains flexible to pursue alternate financing arrangements which might include private or public sales of equity or debt securities and participation in municipal or government bond financing programs.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including successful operation of the dry felt (and ultimately its saturating) lines, penetration of existing markets at profitable margins and volume levels, and continued cash liquidity.

PART II - OTHER INFORMATION


ITEM 1. LEGAL PROCEEDINGS

        The Registrant is not a party to any pending legal proceeding, nor is any of its property subject to any legal proceeding.

ITEM 2. CHANGES IN SECURITIES

        None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None.

ITEM 5. OTHER INFORMATION

        (1) Pursuant to an undertaking of the Registrant to effect a "shelf registration" with respect to an aggregate of 633,335 shares of common stock of the Registrant issuable upon the exercise of Warrants of the Registrant covering such shares and expiring February 28, 1997, the Registrant filed a Registration Statement on Form S-3 with the Securities and Exchange Commission, which Registration Statement became effective on August 16, 1995.

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

        (4)   On July 28, 1995, the Company's Canadian Subsidiary, Striker
Paper Canada, Inc., entered into a financing agreement with a major Canadian lender. The financing agreement consists of a term loan based upon the liquidation value of certain of Striker Canada s fixed assets and a revolving borrowing line of credit based upon eligible accounts receivable (collectively "the Canadian Facility"). Advances under the Canadian Facility are limited to $2,000,000 Canadian in the aggregate and bear interest at Canadian prime + 2.5%. The Canadian Facility requires the Striker Canada to keep a $500,000 Canadian certificate of deposit at the Canadian lender as additional collateral.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

        (a) Exhibits:

            Financial Data Schedule.

        (b) Reports on Form 8-K:

            None.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.



                                       STRIKER INDUSTRIES, INC.



DATE: November 14, 1995                BY: David A. Collins
                                           -----------------------------
                                           David A. Collins Chief
                                           Executive Officer



DATE: November 14, 1995                BY: Matthew D. Pond
                                           -----------------------------
                                           Matthew D. Pond
                                           Chief Financial Officer