Form 10-K405
period 1995-12-31
STRIKER INDUSTRIES INC
filed 1996-04-15
CIK 352944

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]
         For the fiscal year ended December 31, 1995

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]
         For the transition period from ________________ to ________________

         Commission file number:            1-0096
                                            ------

                            STRIKER INDUSTRIES, INC.
- --------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

               Delaware                                            84-0834953
- --------------------------------------------------------------------------------
         (State or Other Jurisdiction of                     (I.R.S. Employer
         Incorporation or Organization)                      Identification No.)

         One Riverway, Suite 2450, Houston, Texas                 77056
- --------------------------------------------------------------------------------
         (Address of Principal Executive Offices)            (Zip Code)

Issuer's telephone number:                          (713) 622-4092
                          ----------------------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:


                                                        Name of Each Exchange
                 Title of Each Class                     on Which Registered
                 -------------------                     -------------------

      Common Stock Par Value $ .20 per share            Boston Stock Exchange
      --------------------------------------            ---------------------


Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.20 per share
- --------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.  YES   X    NO
           -----     -----

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 21, 1996, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the bid and asked prices [$6.00] of such stock on said date) was approximately $ 47,479,758. As of March 25, 1996, the number of shares outstanding of the registrant's only class of Common Stock was 10,599,564.

                                     PART I


Item 1.   DESCRIPTION OF BUSINESS

GENERAL

Striker Industries, Inc. (formerly Striker Petroleum Corporation, hereinafter referred to as Striker or the Company), a Delaware corporation, was incorporated on January 30, 1981, to engage primarily in oil and gas exploration, development and production in the United States.

Striker Petroleum Corporation ceased operations and was inactive for the period commencing in May 1991 and ending upon consummation of the merger in September 1993 described below.

On December 3, 1992, Hallwood Energy Partners, L.P., Hallwood Consolidated Resources Corporation and Hallwood Oil and Gas, Inc. (collectively, the Hallwood Entities) entered into an agreement to sell all of their 2,870,000 shares of common stock of the Company to Collins Acquisition Group, Inc., (Collins). In connection with the sale of the common stock, the officers and director of the Company resigned. The transaction closed on January 13, 1993. As consideration for the sale of the common stock, Collins paid $100 to the Hallwood Entities and agreed to call a special meeting of the shareholders of the Company for the purpose of authorizing additional shares of common stock and to acquire either all of the manufacturing assets or the common stock of Striker Industries, Inc., a Texas corporation (Industries), and then to cause to be transferred and delivered to the Hallwood Entities approximately 2 percent of the common stock of the Company outstanding following such acquisition. Industries was engaged in the business of recycling of pulp paper products into a paper-based felt for use in the roofing industry. The special meeting of shareholders of the Company was ultimately held in Houston, Texas, on September 1, 1993, at which meeting the reorganization by merger transaction and related amendments to the Company's Certificate of Incorporation described below were approved by the Company's shareholders.

Following an amendment to the Certificate of Incorporation of the Company on September 7, 1993, to increase the number of its authorized shares of common stock and decrease the par value per share thereof, without subdivision of shares or exchange of certificates representing shares, the Company's acquisition of Industries was consummated on September 22, 1993, by means of a reverse triangular merger (the Merger) of a newly created subsidiary of the Company with and into Industries, with the result that Industries became a wholly owned subsidiary of the Company on the effective date of the Merger and its name was changed to Striker Holdings, Inc. (hereinafter Holdings). The Company, Holdings and Holdings' wholly owned subsidiary, Striker Paper Corporation (Striker Paper), are sometimes hereinafter, as applicable, referred to collectively as the "Company". The intent and purpose of the reorganization by merger of the Company with Holdings was to reactivate the Company and change the nature of its business in order to enable the Company to achieve profitable operation in an entirely new business. Accordingly, from and after the effective date of the Merger, the business of the Company became that of Holdings, namely the recycling and manufacturing of pulp products into a paper-based felt and asphalt saturated felt paper for use in the roofing industry. Following consummation of the Merger, the Certificate of Incorporation of the Company was further amended on September 27, 1993, to (i) decrease the number of authorized shares of the Company's common stock to 25,000,000 and increase the par value thereof from $0.01 per share to $0.20 per share simultaneously with a 1-for-20 reverse stock split of the issued (but not the authorized and unissued) common stock, including shares of common stock of the Company held by it as treasury shares, (ii) decrease the par value of the preferred stock of the Company from $1 to $0.20 per share, and (iii) change the name of the Company to "Striker Industries, Inc.".

Management's objective is to expand the Company's current business through internal growth and acquisitions that provide strategic opportunities to broaden its product offerings, increase market share and improve profits. Management believes the roofing industry is attractive for the following reasons:

         (a) Size of industry (total industry sales were approximately $18 billion in 1995).
         (b) Stable low-tech nature of products.
         (c) Consistent industry growth.
         (d) Historically non-cyclical demand for products.

Additionally, management believes that asphalt roofing products are the best low-cost products to protect a roof system.


PRODUCTS AND COMPETITION

The Company is capable of manufacturing two products, dry felt paper and, since installation of its saturating line in May 1993, asphalt-saturated felt for use in the roofing industry. The roofing felt manufactured by the Company is a base homogeneous sheet of porous, soft paper made from used, recycled old corrugated containers and mixed paper and wood flour. The Company does not believe that either it or any other roofing felt manufacturer employs any unique or high technology process in its paper-making manufacturing, especially considering the low grade of paper being manufactured. The basic operations of the business can generally be divided into (i) stock preparation, (ii) machine processing of paper, and (iii) finishing operations. The mixture of pulps, the fibrous materials from which paper, is formed, is received by the Company in the form of old corrugated containers and various types and grades of sheet paper which come directly from waste collectors and recyclers. Generally, waste paper is trucked in to the Company's manufacturing facilities at the Stephens, Arkansas plant and at the Thorold, Ontario, Canada plant (the Felt Mills, more fully described in Item 2 below) in bales. The Company's paper making processes utilize several types of mechanical pulpers and refiners that produce a consistent finish or stock. The stock is further refined and formed into a sheet which then passes through a drying process and on to the finishing stage. The Company's pulp-content raw materials are either recycled from other users or are the byproduct of another industry's primary product, as is the case with the asphalt the Company uses in its dry felt paper saturation process. Adequate supplies of these raw materials depend upon continued recycling efforts in North America and the health and stability of certain members of the forest products, lumber and oil and gas refining industries.
The Company believes that the raw materials for its operations may be obtained from any number of vendors of recycled paper or wood pulp or any number of refineries in its mills' region and that any of its current principal suppliers could be replaced at any time to assure the Company's continuing ability to meet pulp-content and asphalt raw material demands.

Management believes that the Company has the ninth largest dry felt production capacity in North America and that the Company has an approximate 5% market share. Management believes that there are twenty-two other companies in North America engaged in the production of dry felt.

The Company believes that there are six other dry felt paper manufacturers who, because they have saturating operations, sell only their excess production of dry felt as an end product. The term saturating in the context of the business of the Company means the process of impregnating felt paper, which is a paper with an open porous formation, with waterproofing or other preservative liquids, such as asphalt and tar. Five out of six of these other manufacturers who sell dry felt have greater manufacturing capacity for manufacturing asphalt saturated felt than the Company. Dry felt paper is manufactured by the Company in various weights depending upon production requirements, customer demand and the ability of the Felt Mills to produce it. The Felt Mills presently function best producing varying grades of heavyweight felt paper, primarily 38lb. weight paper.

From March 1991 to the present, the Company has significantly renovated and upgraded the machinery and related equipment and plant facilities of the Felt Mills. The Company began constructing a saturating line to produce asphalt-saturated felt at its Stephens, Arkansas plant in the fourth quarter of 1992 and completed a second saturating line in April 1994. The Company may further expand its business into the manufacture of other rolled roofing products, including mineral surface rolled roofing material. In its expansion plans, the Company is relying upon the continued use of saturated felt products, especially tar paper as an underlayment to the other primary roofing materials.

During 1994, certain traditional sources of raw materials used by Striker Paper were unable to meet Striker Paper's requirements at satisfactory price levels. Accordingly, Striker Paper experienced a dramatic increase in the cost of its raw materials. In an effort to mitigate its exposure to rising raw material costs, the Company created a new subsidiary, Striker Services Corporation (Striker Services), to obtain one component of the raw materials, old corrugated containers (OCC), in sufficient quantities to meet its production requirements. Quantities of OCC obtained in excess of that required to meet the Company's production level may be sold to third parties at market prices.

The Company has been competing in the U.S. market with approximately fifteen manufacturers who produce felt paper and saturated felt. Many factors influence the Company's competitive position with these firms, including prices, costs, product quality and services.

In order to concentrate on maximizing sales of dry felt paper, the Company temporarily suspended manufacturing asphalt-saturated felt. The Company anticipates that it will resume manufacturing asphalt-saturated felt in the future. Consequently, the Company is improving the existing saturated paper lines to accommodate the production of a value-added product, "Striker Lightning Fast Felt", a patented saturated felt product for which the Company is the sole licensee.

The Company has approximately twentyfour competitors in the asphalt-saturated roofing products market, approximately one third of which are larger than the Company. These larger competitors typically produce asphalt-saturated felt as a complement to their primary roofing product. To date, the Company has been able to compete successfully with its felt paper competitors, most of which are larger in size and have greater financial resources. Management believes it is focusing on remaining competitive by being a low cost producer or by private labeling its production. To achieve its strategic goals, the Company will be required to maintain lower costs, capture a significant market share and continue to develop favorable access to the primary components necessary for production of asphalt-saturated felt. Management of the Company believes it can achieve and maintain lower costs by increasing labor productivity through a combination of training, experience and improvement in technology of its paper-making and saturating equipment, including design or redesign of its plants' facilities.

DEPENDENCE ON CUSTOMER BASE

The Company had less than twenty potential customers for its dry felt paper product, but has a much larger potential customer base for its asphalt-saturated felt product. The Company is subject to demand fluctuations resulting from the level of residential construction, both new (approximately 20 percent of the North American market) and reroofing (approximately 80 percent of the North American market), which is impacted by various economic factors, including long-term interest rates, available credit for home improvements, life expectancy of existing roofs and customer confidence.

In order to mitigate exposure to demand fluctuations, the Company entered into sales contracts (the Sales Contracts) with three of its major customers during 1995. Under terms of the Sales Contracts, the customers are required to purchase at least 1,900 tons of dry felt each month, in the aggregate, for a period of eighteen months at prices based upon the mix of raw materials used in the manufacture of the dry felt and the quoted market price of the raw materials.

During the year ended December 31, 1995, three contract customers accounted for 33 percent, 28 percent and 18 percent of revenues. These same customers accounted for 28 percent, 18 percent and 16 percent of accounts receivable, respectively, at December 31, 1995. During the year ended December 31, 1994, two customers accounted for 23 percent and 13 percent of revenues. These same customers accounted for 4 percent and 8 percent of accounts receivable, respectively, at December 31, 1994.

REGULATORY MATTERS

The Company's operations in the United States and Canada are subject to extensive regulation by various federal, state/provincial and local environmental control laws and regulations. These laws impose effluent emission limitations, waste disposal and other requirements upon the operation of the Felt Mills in Stephens, Arkansas and Thorold, Canada and require the Company to obtain, and operate in compliance with the conditions of, permits and similar authorizations from the appropriate governmental authorities. The Company has obtained, has applications pending or is making application for, such permits and authorizations. The Company has agreed to a Consent Administrative Order (the Order) applicable to its Stephens, Arkansas Felt Mill, issued pursuant to the authority of the Arkansas Water and Air Pollution
Control Act (Act 472 of 1949, as amended; Ark. Code Ann.    84-100 et seq.) and
the regulations issued thereunder. This Order requires the Company to file monthly water discharge monitoring reports, whether or not any water is actually being discharged. The Company employs an environmental engineering firm with respect to its Stephens, Arkansas Felt Mill to test water discharges, if any, and to file all environmental regulatory reports required of it in a timely and accurate manner.

Effective July 26, 1995, the Company entered into an agreement with the Sierra Club (Sierra) and the Arkansas Department of Pollution Control and Ecology (ADPCE) to settle claims brought by those parties concerning non-toxic discharges in excess of state water permits for the Stephens, Arkansas Felt Mill. The Company paid to ADPCE a civil penalty in the amount of $15,000 for excess discharges beyond permit allowances into Smackover Creek, near the Stephens, Arkansas Felt Mill. In addition, the Company agreed with ADPCE and Sierra to contribute $55,000 for environmental projects in the State of Arkansas. The Company has been working with environmental engineering companies to put in place the plans and equipment necessary to improve and significantly reduce the non-toxic discharges. The Company received preliminary approval from the ADPCE and the state health department to begin construction of a closed loop system. As of March 27, 1996, the closed loop system's construction was completed. The $15,000 civil penalty and the $55,000 contribution for environmental projects have been reflected as other expense in the accompanying consolidated statements of operations for the year ended December 31, 1995.

The Company does not anticipate that compliance with the federal, state/provincial and local environmental control laws and regulations to which it is subject will have a material adverse effect on its financial position and results of operation since its competition is subject to the same laws and regulations to a substantially similar degree. The Company has invested time and approximately $250,000 to modify facilities and assure compliance with applicable environmental quality laws through December 31, 1995. Amounts to be spent for environmental law compliance in future years will depend on the laws and regulations then in effect, including any new laws enacted and other changes in legal requirements and in environmental concerns and technological advances. As of December 31, 1995, the Company believes it is presently in compliance with all environmental regulatory reporting, operations and permitting requirements applicable to it.

EMPLOYEES

As of the date of this annual report, the Company has approximately 136 employees, all of whom are full-time employees.

Item 2.    DESCRIPTION OF PROPERTY

The administrative and finance offices of the Company are located in Houston, Texas in approximately 3,855 square feet of leased office space at One Riverway, Suite 2450, Houston, Texas 77056.

The Company's property in the United States consists primarily of approximately 40 acres of land in Ouachita county, Arkansas, just outside the city limits of Stephens, Arkansas, all improvements thereon and that portion of the personal property thereon which was acquired in February 1991 by Holdings, which property and improvements had previously been used as a manufacturing facility of felt, a truck repair and scales facility and a machine shop (collectively herein referred to as the Stephens Mill). The Stephens Mill's manufacturing facility is housed in a main building, approximately 800 feet in length, 100 feet in width and approximately two stories in height, located on the 40 acre tract of land. Boilers used in operation of the Stephens Mill are housed in an approximate 500 square foot control room located immediately adjacent to the main building. The Stephens Mill is served by a spur of Southern Pacific Railroad, and trucking docks are located in the front of the main building.
Two warehouse buildings are also located on the Stephens Mill property which are used for storage of raw materials and finished goods. Four water-recirculating ponds take up approximately 10 acres of the Stephens Mill's 40 acre site. These ponds furnish an essential source of continuous recirculating water required in the felt producing process of the Company's business.

The Stephens Mill's production equipment and machinery, including a hydrapulper, presses, screening, filtration and rolling equipment, are located in the main manufacturing building. Some of the producing machinery and equipment is 30 years or more old, but is presently in good operating order and repair and has undergone significant improvements and modernization since the Company bought the Stephens Mill in 1991. The Stephens Mill facility itself is approximately 35 years old, and its buildings are all in good condition and repair.

Striker Service Corporation leases a facility on Mangum Road in Houston, Texas where it operates an OCC gathering operation.

The Company has no formal plans to improve the 40 acre tract of land that is part of the Stephens Mill property. This land is held by the Company, however, for future expansion of the Stephens Mill manufacturing facility as and when needed. All of the Company's real property, buildings and improvements constituting a part of, or located on, its Stephens Mill site, its Mangum Road location and its administrative offices in Houston, including, without limitation, all machinery, equipment, furniture, furnishings and fixtures and related personal property located thereon, are subject to the mortgage, liens and encumbrances created in favor of Finova Capital Corporation under the terms and provisions of a Mortgage and Security Agreement dated April 25, 1995 securing indebtedness of the Company and its subsidiaries to Finova Capital Corporation.

The felt mill plant facility owned by the Company's Canadian subsidiary, Striker Paper Canada, Inc., in Thorold, Ontario Province, Canada consists of approximately 5 acres of land located at 100 Ormond Street South, Thorold, Ontario, Canada, including four multi-purpose buildings and all of the machinery necessary to produce dry felt. The plant machinery and equipment includes wood unloading and storage systems, dust collector and stock preparation systems, felt machines, steam and heat system (including boilers), warehouse loading docks, oil storage tanks and testing and pollution equipment (collectively hereinafter referred to as the Thorold Mill).

The Thorold Mill's real property and all improvements thereon, including buildings, fixtures, furniture, machinery, equipment, accessories and other goods and chattels are owned by Striker Paper Canada, Inc. are likewise mortgaged in favor of, and to secure indebtedness owing by Striker Paper Canada, Inc. to, North American Trust Company, its successors and assigns.

In addition to machinery, equipment and other personal property owned by the Company and its subsidiaries, the corporations lease additional machinery, equipment and computer and office equipment located either at the Stephens Mill, the Thorold Mill, or at the administrative offices of the Company in Houston, Texas. The majority of the leases from third parties are classified for accounting purposes as non-cancelable long-term capital leases, with an aggregate capital lease obligation at December 31, 1995, of $120,619. The corporations also lease certain machinery and equipment from third parties under non-cancelable long-term operating leases expiring from 1995 through 1999, under the terms of which total rental expense for the year ended December 31, 1995, was $57,142.

Management of the company believes that its Stephens Mill property, its Thorold Mill and related physical properties, as well as personal property and equipment located at its Mangum Road location and its administrative offices in Houston, Texas, are adequately covered by insurance.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to any material legal proceedings, other than various routine claims and disputes arising in the normal course of the Company's business. The Company does not believe that such claims and disputes, individually or in the aggregate, will have a material adverse effect on the Company's operations or financial condition.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal year 1995 to a vote of security holders of the Company, through solicitation of proxies or otherwise.

PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to April, 1994, the public market for shares of Common Stock of the Company had been inactive since the beginning of the third quarter of 1991. However, trading in shares of the Company's Common Stock commenced again in, and has continued since, April 1994 in the over-the-counter electronic bulletin board market. Additionally, on April 17, 1995, the Company's Common Stock was admitted to trading on the NASDAQ SmallCap market. The high and low trade prices for the Company's Common Stock in either the over-the-counter electronic bulletin board or NASDAQ SmallCap markets for each full quarterly period within the two most recent fiscal years, or part thereof for which quotes are available, are as follows:

         OTC/NASDAQ:
         -----------
                                                  High             Low
                                                  ----             ---
                 First quarter 1995               5-3/4            5-1/2
                 Second quarter 1995              6-3/8            5-1/2
                 Third quarter 1995               6-3/8            6
                 Fourth quarter 1995              6-1/8            5-7/8

                                                  High             Low
                                                  ----             ---
                 Second quarter 1994              5-5/8            5-1/4
                 Third quarter 1994               5-3/8            5
                 Fourth quarter 1994              5-3/4            5-3/16


The above quotations reflect interdealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions in the Company's Common Stock.

On June 9, 1994, shares of the Company's Common Stock were admitted to trading on the Boston Stock Exchange, and the high and low sales prices for the Company's Common Stock on the Boston Stock Exchange for each full quarterly period within the two most recent fiscal years, or part thereof for which quotes are available, are as follows:

         Boston Stock Exchange:
         ----------------------
                                                  High             Low
                                                  ----             ---
                 First quarter 1995               5-3/4            5-1/2
                 Second quarter 1995              6-1/4            6-1/8
                 Third quarter 1995               6-1/8            6-1/8
                 Fourth quarter 1995              6-1/8            5-13/16

                                                  High             Low
                                                  ----             ---
                 Second quarter 1994              5-5/8            5-1/4
                 Third quarter 1994               5-3/8            5-1/4
                 Fourth quarter 1994              5-3/4            5-1/8

The approximate number of record holders of Common Stock of the Company at March 31, 1996, was 2,013. Included in the number of shareholders of record are shares held in nominee or street name.

The Company did not pay any cash dividends on shares of its Common Stock during its two most recent fiscal years.

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the audited consolidated financial statements of the Company, and should be read in conjunction with the Company's consolidated financial statements and notes thereto (Item 8 herein) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7 herein):

                                                            December 31,
                               ------------------------------------------------------------------------
                                    1995           1994            1993           1992          1991
                                    ----           ----            ----           ----          ----
   Operations:
      Revenues                 $ 7,983,577    $ 7,977,888     $ 5,933,079    $ 4,956,222    $ 2,561,188
      Income/(loss)
         from operations        (1,032,403)    (1,631,368)     (2,424,981)       (83,769)       (37,540)

   Fully diluted
      earnings (loss) per
      common and
      common equivalent
      share                        ($ 0.13)        $ 0.04         ($ 0.43)       ($ 0.01)       ($ 0.01)

   Current assets                1,740,645      1,349,473       1,568,265        986,221        560,656
   Current liabilities           3,919,753      1,319,812       3,037,036      1,000,395        543,484
   Working capital              (2,179,108)        29,661      (1,468,771)       (14,174)        17,172
   Total assets                 18,322,444      6,837,929       5,862,446      3,421,426      2,209,315

   Long-Term Obligations
       and Equity:
         Long-term obligations:
         Long-term debt          1,188,230             --       2,000,000             --             --
         Indebtedness to related
           parties               1,200,000      1,252,641              --             --        100,000
         Other long-term
           obligations              68,717        100,600         137,062        154,394         68,953
         Total long-term
           obligations           2,456,947      1,353,241       2,137,062        154,394        168,953

   Stockholders' Equity        $11,945,744    $ 4,164,876       $ 688,348    $ 2,266,637    $ 1,496,878

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

For accounting purposes, the Merger was treated as a recapitalization of Holdings instead of a business combination, and Holdings was presented as the continuing entity and its historical financial statements became the financial statements of the combined entities. Further, so that operations prior to the Merger would be those of Holdings, historical stockholders' equity of Holdings prior to the Merger was restated retroactively for the equivalent number of shares received in the Merger, after giving effect to changes in the par value of stock and the reverse stock split, and the retained deficit of Holdings was carried forward after the Merger.

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-K:

Results of Operations

                                                                        Years Ended December 31,
                                                                  ----------------------------------
                                                                1995            1994             1993
                                                                ----            ----             ----
Revenue                                                    $  7,983,577    $  7,977,888     $  5,933,079
Cost of Sales                                                 7,023,242       7,926,095        7,109,471
                                                           ------------    ------------     ------------

Gross Margin                                                    960,335          51,793       (1,176,392)
Selling, general and
 administrative                                               1,992,738       1,683,161        1,248,589
                                                           ------------    ------------     ------------

Operating loss                                               (1,032,403)     (1,631,368)      (2,424,981)
Interest expense, net                                          (311,004)       (255,757)        (111,053)
Other income                                                     33,773         144,688           20,962
                                                           ------------    ------------     ------------
Net loss before
    extraordinary item                                     $ (1,309,634)   $ (1,742,437)    $ (2,515,072)
                                                           ============    ============     ============

COMPARISON OF YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

Sales for the year ended December 31, 1995 were $7,983,577, an increase of $5,689 from sales of $7,977,888 for the year ended December 31, 1994. Though sales increased slightly, the product mix moved to almost exclusively dry felt in 1995 from a mix of saturated felt and dry felt in 1994.

Sales for the year ended December 31, 1994, were $7,977,888, an increase of
34.5 percent from sales of $5,933,079 for the year ended December 31, 1993. This increase was due primarily to a larger volume of saturated felt sales and a higher realized sales price for dry felt in 1994.

Gross margin increased to $960,335 (12 percent of total sales) for the year ended December 31, 1995 from a gross margin of $51,793 (.7 percent of total sales) for the year ended December 31, 1994. Improved gross margins were primarily due to exclusive manufacture of dry felt, higher realized sales prices for dry felt and reductions of cost of goods sold totaling $467,772 relating to the pulp hedge contract (see Note 13 to the consolidated financial statements).

Gross margin increased to a positive $51,793 (.7 percent of total sales) for the year ended December 31, 1994 from a negative gross margin of $1,176,392 (19.8 percent of total sales) for the year ended December 31, 1993. Improved gross margins were primarily due to improved saturator conversion factors, higher realized sales prices for dry felt and reductions of cost of goods sold totaling approximately $494,000 relating to the pulp hedge contract (see note 13 to the consolidated financial statements).

Selling, general and administrative expenses increased by $309,577 (18.4 percent) to $1,992,738 for the year ended December 31, 1995, from $1,683,161 for the year ended December 31, 1994. This increase was due to (i) an increase in salaries due to additional employees, (ii) an increase in office expenses and (iii) an increase in depreciation.

For the year ended December 31, 1994, selling, general and administrative expenses increased by $434,572 (34.8 percent) to $1,683,161 from $1,248,589 for the year ended December 31, 1993. This increase was due to (i) an increase in regulatory, filing and related public filing fees, (ii) an increase in legal fees, (iii) an increase in depreciation, (iv) an increase in audit and accounting fees and (v) an increase in telephone charges.

Interest expense, net, increased to $311,004 for the year ended December 31, 1995, from $255,757 for the year ended December 31, 1994. This increase is due to the secured borrowings and subordinated borrowings during 1995.

For the year ended December 31, 1994, interest expense, net increased to $255,757 from $111,053 for the year ended December 31, 1993. This increase is due to the issuance of the convertible subordinated notes, the revolving receivables purchase facility, the additional notes payable to affiliates and the additional capital leases.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization of net operating loss carryforwards.

CASH FLOWS - COMPARISON OF YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


Cash flows provided by operating activities increased to $821,082 for the year ended December 31, 1995 from a negative $1,791,438 for the year ended December 31, 1994. The increase primarily resulted from the increase in accounts payable and accrued liabilities.

Cash flows used in operating activities decreased from $2,234,053 for the year ended December 31, 1993, to $1,791,438 for the year ended December 31, 1994. The decrease was primarily the result of decreased operating losses.

Cash flows used in investing activities increased to $4,658,474 for the year ended December 31, 1995 from $1,802,150 for the year ended December 31, 1994. The increase was primarily due an increase in expenditures for fixed assets in Canada.

Cash flows used in investing activities decreased to $1,802,150 for the year ended December 31, 1994, from $2,189,397 for the year ended December 31, 1993. This decrease was due primarily to lower expenditures for fixed-asset improvements and deferred financing costs in the 1994 period.

Cash flows provided by financing activities increased from $3,562,380 for the year ended December 31, 1994 to $3,960,210 for the year ended December 31, 1995. The increase is primarily due to term borrowings in the 1995 period.

Cash flows provided by financing activities decreased $842,528 from $4,404,908 for the year ended December 31, 1993, to $3,562,380 for the year ended December 31, 1994. This decrease is primarily due to proceeds from the private placements of equity during 1993, partially offset by the purchase of treasury stock in 1994.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1995, the Company had an operating loss and experienced short term liquidity concerns. Though these conditions exist, the Company experienced positive cash flows from operations for the year ended December 31, 1995.

The Company experienced an increase in current liabilities for the year ended December 31, 1995 from the year ended December 31, 1994. The increase in current liabilities has resulted in a working capital deficit of $2,179,108. The increase is primarily due to capital improvements at the Thorold and Stephens Mills and corporate development activities not funded by the Company's existing debt facilities.

After having been idled for two years by its previous owners, the Thorold Mill needed extensive capital improvements, additions, and repairs. These necessary capital improvements, additions and repairs were partially financed. However, since the plant was idled while the improvements were made, there was no production. The Company's cash resources were limited and consequently the balance of the project was financed by increasing current liabilities. As of the date of this report, the Canadian projects are near completion and management expects production to begin in the near future.

Several capital improvements were made to the Stephens and during the year ended December 31, 1995. The improvements and additions made were necessary to improve efficiency and meet regulatory requirements. These improvements were only partially financed. As of the date of this report, the Company is benefiting from the capital improvements made and is producing paper more efficiently. In addition, the improvements necessary to meet the regulatory requirements have been completed and are in the final testing stages of the project.

Management believes that the improvements made to the Stephens and Thorold Mills, will benefit the operations of the Company. The improvements to the plants will allow production of varying grades of paper (lightweight, medium weight, and heavyweight) more efficiently. This will allow the Company to produce paper for all geographic markets. In addition, the plants are geographically dispersed to facilitate distribution to the midwest, southwest, southeast, and northeast markets.

The factors listed above have led to the working capital deficit. Management has continued to monitor its operational realignment that was implemented during 1994 that included (a) head count reductions, (b) use of lower cost raw material vendors, (c) obtaining alternative lower cost raw materials sourcing and (d) a preventative maintenance program to reduce downtime and repairs. While the Company continues to monitor its program of operational realignment and cost reductions, there can be no assurance that such cost reductions will allow the Company to achieve profitability.

On February 16, 1996, the Company issued $1,300,000 of 10.25% Subordinated Notes (the 1996 Notes) to seven purchasers. The proceeds of the 1996 Notes were used for working capital needs.

Management believes its existing funds, its cash generated by operations of both plants and collections on sales and its existing financial arrangements will adequately fund the cash needs of the Company's operations during the next year. However, to continue to expand its business and meet working capital requirements, the Company may need to borrow additional amounts or obtain an additional third-party credit facility. The Company currently has two existing credit lines, consisting of revolving lines of credit and term loans collateralized by receivables, inventories, and fixed assets. The Company remains flexible to pursue alternative financing arrangements which might include private or public sales of equity or debt securities.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including successful operation of both Plants, penetration of existing and new markets at profitable margin and volume levels and cash liquidity.

The accompanying financial statements have been prepared based on the assumption that the Company will be able to continue operations. An international investor has agreed to provide additional financial support in the event the Company does not have available cash or cash equivalents to meet its then current obligations and continue its normal business operations. This additional support, not exceeding in the aggregate $3,000,000, during an 18-month period ending September 30, 1996, would only be provided if liquid assets or financing from other sources cannot be arranged. As of December 31, 1995, no cash has been received from the investor pursuant to this agreement.

On March 2, 1995, the Company issued $1,200,000 of 10.25% Subordinated Notes (the 1995 Notes) to seven purchasers. The 1995 Notes mature on December 31, 1998, and interest is payable quarterly beginning July 1, 1995. The proceeds of the 1995 Notes were used to retire a note payable to an affiliate.

During the quarter ended March 31, 1995, the Company authorized the issuance of Warrants to purchase 1,000,000 shares of Common Stock of the Company at a Warrant Price of $1.50 per warrant and an Exercise Price of $2.00 per share escalating to $2.65 per share over the term of the Warrant which expires on
February 28, 1997.   During the quarter ended March 31, 1995, $850,000 was
received by the Company upon issuance of 566,668 share Warrants and during April 1995, an additional $100,000 was received upon the issuance of 66,667 share Warrants. The Warrants are identical in form and content, varying only
as to their dates of issuance.   Warrants covering an aggregate of 566,668
shares of the Company's Common Stock were exercised during the quarter ended June 30, 1995 at the Exercise Price of $2.00 per share and the Company received $1,133,336 upon the exercise thereof. As of December 31, 1995, 66,667 Warrants remain outstanding. The Warrants contain an undertaking of the Company to affect a "shelf registration" with respect to shares of the Company issuable upon the exercise thereof. Pursuant to such undertaking, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission during the quarter ended June 30, 1995, which Registration Statement was effective August 16, 1995. The Company paid $71,000 upon the issuance, and $160,000 upon the exercise, in commissions to a third party in connection with the placement and exercise of the Warrants during the year ended December 31, 1995.

On May 5, 1995, the asset purchase transaction of the land, building and equipment of Northern Globe Building Materials, Inc.'s idled dry felt mill in Thorold, Ontario, Canada (the Thorold Mill) pursuant to the Asset Purchase Agreement between Northern Globe Building Materials, Inc. (Northern), dated March 10, 1995 was consummated. The purchase price of the assets purchased was 1,345,790 shares of common stock of the Company and $250,000 cash. The assets purchased were recorded at the sum of the estimated market value of the shares of Common Stock issued ($5.50 per share), cash paid and acquisition costs incurred in connection with the purchase. The physical properties and assets purchased were recorded at the total consideration paid of $8,667,642.

On May 4, 1995, the Company entered into a financing agreement consisting of a term loan based upon the liquidation value of certain of the Company's fixed assets at the Stephens Mill and a revolving line of credit based upon eligible accounts receivable (collectively "the Stephens Facility"). Advances under the Stephen's Facility are limited to $2,500,000 in the aggregate and bear interest at prime plus 3.5%.

On July 28, 1995, the Company's Canadian subsidiary, Striker Paper Canada, Inc. ("Striker Canada"), entered into a financing agreement with a major Canadian lender. The financing agreement consists of a term loan based upon the liquidation value of certain of the subsidiary's fixed assets and a revolving borrowing line of credit based upon eligible accounts receivable (collectively "the Canadian Facility"). Advances under the Canadian Facility are limited to $2,000,000 Canadian in the aggregate and bear interest at Canadian prime + 2.5%. The Canadian Facility requires the subsidiary to keep a $500,000 Canadian certificate of deposit at the Canadian lender as additional collateral. At December 31, 1995, Striker Canada was not in compliance with certain covenants of the Canadian Facility. However, a waiver was obtained for the year ended December 31, 1995.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including successful operation of its dry felt (and ultimately its saturating) lines, penetration of existing markets at profitable margins and volume levels, and continued cash liquidity.

INFLATION AND SEASONALITY

Inflation in the United States has not had a material effect on the Company in recent years. Revenues and earnings may vary from quarter to quarter, depending on weather conditions and other factors. The Company's operating results for any particular quarter may not be indicative of the results for any future quarter or any year.

RECENT ACCOUNTING PRONOUNCEMENTS

In October 1995, the Financial Accounting Standards Board approved the issuance of SFAS No. 123, Accounting for Stock-Based Compensation. This SFAS establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 allows a company to adopt a fair value based method of accounting for an employee stock-based compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the Company's current accounting method. Under the intrinsic value method, the Company records no compensation expense for stock options granted, as the exercise price of allocations granted is equal to the closing price of the Company's Common Stock on the date of grant. However, under the fair value method, the Company would record compensation expense for similar grants based on an option-pricing model that takes into account the exercise price and expected life of the option, the current price of the stock and its expected volatility and the risk-free interest rate for the expected term of the option. The Company has undertaken a preliminary study of SFAS No. 123 and has determined that the Company will continue to follow the intrinsic value method. The disclosures required by SFAS No. 123 will be included in the Company's consolidated financial statements for the year ended December 31, 1996.

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (FAS 121). FAS 121 is effective for fiscal years beginning after December 15, 1995. The Company has substantially completed the analysis required by FAS 121 and, as a result, the Company believes that the adoption of FAS 121 in the first quarter of 1996 will not materially affect the Company's consolidated results of operations or financial condition.

Item 8.  FINANCIAL STATEMENTS

Reference is made to the consolidated financial statements, the report thereon, the notes thereto commencing on page F-1 of this Form 10-K, which consolidated financial statements, report and notes are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

A new independent accountant, KPMG Peat Marwick LLP ("Peat Marwick") was engaged as the principal accountant of the Company, effective December 1, 1995, replacing the Company's former principal accountant, Arthur Andersen LLP ("Arthur Andersen"), effective on and as of said date. In connection with the change in the Company's certifying accountant reported hereby, the Company did not consult Peat Marwick regarding the application of accounting principles to any specific completed or contemplated transaction, or the type of audit opinion that might be rendered on the Company's financial statements, and, accordingly, no advice, written or oral, was provided to the Company by Peat Marwick in connection therewith that was an important factor considered by the Company in reaching a decision as to any such accounting, auditing or financial reporting issue. There were and are no disagreements with Arthur Andersen, either resolved or unresolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope procedures, which, if not resolved to its satisfaction, would have caused it to make reference to the subject matter of the disagreement(s) in connection with its report.

The audit report of Arthur Andersen on the consolidated financial statements of the Company and subsidiaries as of December 31, 1994 and for the two years then ended, did not contain any adverse opinion or disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles, except as and with respect to matters contained in the following explanatory paragraph extracted from Arthur Andersen's Report of Independent Accountants dated March 10, 1995 (as revised to reflect references to notes to accompanying financial statements):

"The Company entered into a series of transactions with several international investors which are currently shareholders and creditors of the Company and thus related parties to the Company. Many of these transactions are conducted through foreign partnership or corporate-type entities. These transactions are described in Notes 1, 6, 7, 9, 12, and 13 to the accompanying financial statements. The effect of certain of these transactions was to increase the net income for the year ending December 31, 1994 by approximately $2,600,000 more than it would have been had these transactions not occurred.
Additionally, the Company incurred operating losses of $1,631,000 and $2,425,000 during the years ended 1994 and 1993, respectively, and the accompanying financial statements have been prepared based on the assumption that the Company will continue operations. Management has implemented an operational realignment as more fully discussed in Note 1 and has obtained an agreement from an officer/shareholder and an international investor to provide up to $3,000,000, if necessary, to allow the Company to continue its normal operations."

                                    PART III


Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a listing of, and certain information with respect to, all Directors and executive officers of the Registrant as of the date of this Annual Report:


                                                                            EXECUTIVE
                                                                 DIRECTOR    OFFICER
NAME                        POSITIONS HELD                 AGE    SINCE       SINCE
David A. Collins........    Chairman of the  Board          43     1993        1993
                            President and Chief Executive
                               Officer
                            Director

William B. Locander.....    Director                        51     1993        1993
Matthew D. Pond.........    Chief Financial Officer         32     1993        1993
                            Secretary and Treasurer
                            Director

DAVID A. COLLINS has served as President and Chief Executive Officer of the Company (formerly "Striker Petroleum Corporation") from January 1993 to the present, and as a director and officer (Chief Executive Officer, May 1992) of Striker Holdings, Inc. and its wholly-owned subsidiary, Striker Paper Corporation, January 1991 to the present, Mr. Collins also served as President, principal and managing director of Serfin Securities, Inc. (formerly "OBSA International, Inc."), a broker-dealer subsidiary of Grupo Financero Serfin, S.A. de S.V., the Mexican holding company of Operadora de Bolsa, S.A., de C.V., a publicly-traded Mexican broker-dealer, January 1988 to June 1992.

WILLIAM B. LOCANDER has been Chairman and Frank Harvey Professor of Marketing and Quality in the Department of Marketing of the University of South Florida from 1992 to the present and has served as Distinguished Professor of Marketing and Phillips Consumer Electronics Faculty Scholar in the Department of Marketing and Transportation at the University of Tennessee, Knoxville, from 1983 to 1992. Dr. Locander has served as a member of the Board of Examiners for the Malcolm Baldridge National Quality Award, 1991 and 1992; Chairman of the American Marketing Association Strategic Planning Committee, 1989 to 1990; and President of the American Marketing Association, 1988 to 1989.

MATTHEW D. POND has served as the Chief Financial Officer, Secretary and Treasurer of the Company from December 1993 to the present. Mr. Pond served only as Chief Financial Officer of the Company from September to December 1993. Mr. Pond was a certified public accountant with Arthur Andersen & Co. in its Dallas and Houston, Texas offices from September 1986 through August 1993.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, Directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the forms received by it, the Company believes that during the year ended December 31, 1995 all filing requirements applicable to the Company's officers, Directors and greater than 10% stockholders were met.

Item 11.  EXECUTIVE COMPENSATION

Summary of Compensation. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended December 31, 1995, 1994, and 1993 to the Company's Chief Executive
Officer:

                                                                          LONG-TERM
                                    ANNUAL COMPENSATION              COMPENSATION AWARDS
                          ---------------------------------------   ----------------------
                                                                    RESTRICTED
                                                     OTHER ANNUAL      STOCK      OPTIONS
NAME AND POSITION         YEAR   SALARY      BONUS   COMPENSATION      AWARDS     (1) (2)
David A. Collins........  1995   $139,583     -0-        -0-            -0-           -0-
    President and Chief   1994   $158,333     -0-        -0-            -0-      1,000,000
    Executive Officer     1993   $ 60,000     -0-        -0-            -0-           -0-

- ---------------
(1) The shares underlying the non-qualified stock option granted in 1994 under the Company's 1994 Amended and Restated Incentive Stock Plan (the "Stock Plan"), vest over three years at the rate of 400,000 shares on January 1, 1994 and 300,000 shares on January 1 of each of 1995 and 1996.

(2) Each option granted under the Stock Plan may become immediately exercisable on the occurrence of a Change in Control (as defined in the Stock
Plan). No stock appreciation rights were granted during the fiscal year ended December 31, 1995.

Option Grants. No options were granted to the Chief Executive Officer during the fiscal year ended December 31, 1995.

Aggregated Option Exercises and Fiscal Year-End Option Values. The following table provides information with respect to options exercised during the fiscal year ended December 31, 1995 by the Chief Executive Officer listed in the preceding table and the fiscal year-end value of unexercised options held by the Chief Executive Officer:

                                                      NUMBER OF                   VALUE OF UNEXERCISED
                                                 UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS
                                                         AT                               AT
                                                  DECEMBER 31, 1995              DECEMBER 31, 1995 (1)
                                                  -----------------              ---------------------
                         SHARES
                        ACQUIRED
                           ON        VALUE                       NOT                              NOT
         NAME           EXERCISE   REALIZED     EXERCISABLE  EXERCISABLE      EXERCISABLE     EXERCISABLE
                        --------   --------     -----------  -----------      -----------     -----------
David A. Collins           0.00       0.00         700,000      300,000        $3,500,000      $1,500,000

- ---------------
(1) Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the fair market value of the Common Stock on December 31, 1995 ($6.00 per share), calculated with reference to the closing price of the Company's Common Stock on the Boston Stock Exchange on that date, and the exercise price, which is $1.00 per share. Options are in-the-money if the fair market value of the underlying Common Stock exceeds the exercise price of the option shares.

Compensation of Directors. Directors do not receive compensation for service on the Board of Directors; however, employee-Directors are eligible to participate and do participate in the Company's Stock Plan as stated above.

Employment Agreements. The Company has not entered into employment agreements with its above named Executive Officers.

Board of Directors Interlocks and Insider Participation. Messrs. Collins, Locander and Pond served on the Board of Directors in 1995. Messrs. Collins and Pond also serve as executive officers of the Company and as directors and officers of its various subsidiary corporations.

Board of Directors Compensation Report.   The Company has developed and
implemented compensation policies, plans and programs designed to enhance the profitability of the Company, and therefore stockholder value, by aligning closely the financial interests of the Company's senior executives with those of its stockholders. Therefore, executive compensation is related to the financial performance of the Company and consists of the following elements: base compensation, cash bonuses and stock benefit plans.

Executive base compensation for senior executives (including the Chief Executive Officer), is intended to be competitive with that paid in comparably situated industries and to provide a reasonable degree of financial security and flexibility to those individuals whom the Board of Directors regards as adequately performing the duties associated with the various senior executive positions. In furtherance of this objective, the Board of Directors periodically, though not necessarily annually, reviews the salary levels of companies that are regarded by the Board of Directors as having sufficiently similar financial and operational characteristics to provide a reasonable basis for comparison. Although the Board of Directors does not attempt to specifically tie executive base pay to that offered by any particular sampling of companies, the review provides a useful gauge in administering the Company's base compensation policy. In general, however, the Board of Directors considers the credentials, length of service, experience, and consistent performance of each individual senior executive when setting compensation levels.

The Revenue Reconciliation Act of 1993 restricts the ability of a publicly-held corporation to deduct compensation in excess of $1,000,000 paid to its Chief Executive Officer and the four most highly compensated officers. Based on its current compensation structure, the Company does not anticipate that any of its officers will reach the $1,000,000 threshold.

Because it determined that base salary for 1995 provided sufficient remuneration for the Chief Executive Officer, the Board awarded no cash bonus or stock option to such officer in 1995. The Company's Stock Plan is intended to provide key employees, including the Chief Executive Officer and the named executive officers of the Company and its subsidiaries, with a continuing proprietary interest in the Company, with a view to increasing the interest in the Company's welfare of those personnel who share the primary responsibility for the management and growth of the Company. Moreover, the Stock Plan provides a significant non-cash form of compensation, which is intended to benefit the Company by enabling it to continue to attract and to retain qualified personnel.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information contained in (i) the certified Shareholder List of the Company as of December 31, 1995 prepared by the Company's Transfer Agent, American Securities Transfer, Inc., and (ii) Information Statements pursuant to Rule 13d-1 received by the Company subsequent to December 31, 1995, plus (iii) securities deemed outstanding pursuant to Rule 13d-3 (d) (1) of the Exchange Act at the date of this Annual Report, the following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person known to the Company to be the owner of more than five percent of the outstanding shares of its Common Stock, and by each executive officer named in the Summary Compensation Table (see "Executive Compensation") and by all Directors and executive officers of the Company as a group:

   (1)                              (2)                                    (3)                  (4)
Title of                    Name and Address of                    Amount and Nature of      Percent of
  Class                       Beneficial Owner                     Beneficial Ownership        Class
  -----                       ----------------                     --------------------        -----
 Common      David A. Collins                                   2,340,481; Direct (1)          19.8%
             One Riverway, Suite 2450
             Houston, Texas 77056

 Common      Northern Globe Building Materials, Inc.            1,345,790; Direct              11.4%
             22 Sydenham Street
             P O Box 966
             Brantford, Ontario
             Canada    N3T  5S1

 Common      Rigel Investment Corp.                               645,362; Direct               5.5%
             Calle 52, No. 17
             Bella Vista, Apartado 1094
             Panama 1, Republic of Panama

 Common      All named executive officers and                   2,580,481; Direct (2)          21.8%
             Directors as a group (3 persons)

- ---------------
(1) Includes 1,000,000 shares that may be acquired upon the exercise of vested options
(2) Includes 1,240,000 shares that may be acquired upon the exercise of vested options

Item 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Since January 1, 1995, the following transactions involving an amount in excess of $60,000 in each instance have occurred between the Company and Rigel Investment Corp., a Panamanian corporation and a security-holder which the Company understands and believes is the owner of record or beneficially of more than five percent of the outstanding shares of the Company's Common Stock.

(1) On or about March 1, 1995, the Company issued to Rigel Investment Corp. at par for cash its $200,000 original principal amount 10.25% Subordinated Note due December 31, 1998, the interest thereon being payable quarterly beginning July 1, 1995.

(2) On or about February 16, 1995, at a Warrant purchase price of $1.50 per share (a total purchase price of $100,000), the Company issued a Warrant expiring on February 28, 1997 to Rigel Investment Corp. to purchase an aggregate of 66,667 shares of the Common Stock of the Company at an exercise price of $2.00 per share escalating to $2.65 per share over the life of the Warrant. In June, 1995, Rigel Investment Corp. exercised the Warrant at the $2.00 per share exercise price (an aggregate exercise price of $133,334) and the Company contemporaneously issued and delivered to the exercising Warrant holder 66,667 shares of its authorized but unissued Common Stock.

(3) On or about February 16, 1996, the Company issued to Rigel Investment Corp. at par for cash its $300,000 original principal amount 10.25% Subordinated Note due December 31, 1998, the interest thereon being payable quarterly beginning July 1, 1996.

During 1995, certain international investors reimbursed the Company $132,000 for salaries paid to certain of the Company's executive employees to compensate the Company for time of the employees spent on special projects for the investors which were not related to the Company.

                                    PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K


(a)      List of Financial Statements:

         See : "Index to Financial Statements" set forth on Page F-1 of this Form 10-K."

(b)      Reports on Form 8-K:

         A Current Report on Form 8-K dated December 6, 1995, reporting the change of the independent accountants of the Company from Arthur Andersen LLP to KPMG Peat Marwick LLP, was filed by the Company during the quarter ended December 31, 1995.

(c)      Exhibits.

         2.1     Stock Purchase Agreement dated as of December 3, 1992, between
                 Collins Acquisition Group, Inc., and Hallwood Energy Partners
                 L.P., Hallwood Consolidated Resources Corporation and Hallwood
                 Oil and Gas, Inc., and Amendment to Stock Purchase Agreement dated January 13, 1993, between the same parties (filed as Exhibit 2.1 to the Company's Annual Report on Form 10-KSB for the period ended December 31, 1993, hereinafter referred to as the "1993 Form 10-KSB," and hereby incorporated by reference).

         2.2 Plan of Reorganization and Agreement dated April 23, 1993, between the Company and Striker Industries, Inc. (now Striker
                 Holdings, Inc.), with the Agreement and Plan of Merger of even date therewith attached as Annex A thereto (filed as Exhibit
                 2.2 to the Company's 1993 Form 10-KSB, and incorporated herein by reference).

         2.3     Asset Purchase Agreement dated as of March 10, 1995, between
                 Northern Globe Building Materials, Inc., and the Company
                 (filed as Exhibit 2.3 to the Company's 1994 Form 10-KSB, and incorporated herein by reference).

         3.1 Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit 3.1 to the Company's 1993 Form
                 10-KSB, and incorporated herein by reference).

         3.2     By-laws of the Company (filed as Exhibit 3.2 to the Company's
                 1993 Form 10-KSB, and incorporated herein by reference).

         4.1     Pages 1, 2 and 3 of the Certificate of Amendment to the
                 Company's Certificate of Incorporation filed in the office of the Secretary of State of Delaware on September 27, 1993
                 (included as part of Exhibit 3.1 above and filed as Exhibit
                 4.1 to the Company's 1993 Form 10-KSB, and incorporated herein by reference).

         4.2 Security Agreement between the Company's wholly-owned subsidiary, Striker Paper Corporation, and Finova Capital
                 Corporation dated April 25, 1995 covering a revolving credit facility.

         4.3 Warrant of the Company issued in February and March 1995 to purchase, in the aggregate, up to 1,000,000 shares of the Company's Common Stock (filed as Exhibit 10.8 to the Company's
                 1994 Form 10-KSB, and incorporated herein by reference).

         4.4     10.25% Subordinated Note of the Company maturing December 31,
                 1998 ($1,200,000 in the aggregate principal amount) issued
                 March 2, 1995 (filed as Exhibit 10.10 to the Company's 1994
                 Form 10-KSB, and incorporated herein by reference).

         4.5     10.25% Subordinated Note of the Company maturing December 31,
                 1998 ($1,300,000 in aggregate principal amount) issued
                 February 16, 1996.

         4.6 Credit facilities' commitment letter agreement dated May 16, 1995 between North American Trust Company of Hamilton,
                 Ontario, Canada and the Company's wholly-owned Canadian subsidiary, Striker Paper Canada, Inc.

         4.7     $2,000,000 Canadian dollar amount Debenture of Striker Paper
                 Canada, Inc. in favor of North American Trust Company, dated
                 July 13, 1995.

         4.8     General Security Agreement dated July 13, 1995 between Striker
                 Paper Canada, Inc. and North American Trust Company.

         4.9     Financial Assistance Agreement dated May 16, 1995 between
                 Ontario Development Corporation, Striker Paper Canada, Inc.
                 and Striker Industries, Inc.

         4.10 Warrant of the Company to purchase up to 150,000 shares of the Company's Common Stock issued to Ontario Development
                 Corporation, dated September 8, 1995.

         10.1 Dry Felt Purchase/Sale Agreement dated as of April 1, 1995 between Striker Paper Corporation and G.A.P. Roofing, Inc.

         10.2 Dry Felt Purchase/Sale Agreement dated as of April 1, 1995 between Striker Paper Corporation and Tarco Building
                 Materials, Inc.

         10.3 Dry Felt Purchase/Sale Agreement dated as of April 1, 1995 between Striker Paper Corporation and United Roofing
                 Manufacturing Company, Inc.

         10.4    Lease Agreement dated February 8, 1994, between Coventry Fund
                 I Ltd. and the Company, covering the Company's leased administrative and finance offices in Houston, Texas (filed as Exhibit 10.4 to the Company's 1993 Form 10-KSB, and incorporated herein by reference).

         10.5    1994 Amended and Restated Incentive Stock Plan of the Company
                 (filed as Exhibit 10.9 to the Company's 1994 Form 10-KSB, and incorporated herein by reference).

         10.6    Employment Agreement effective June 1, 1994, between Striker
                 Paper Corporation and Jill Blicher (filed as Exhibit 10.11 to the Company's 1994 Form 10-KSB, and incorporated herein by reference).

         16.1    Letter dated December 8, 1995 from Arthur Andersen to the
                 Securities and Exchange Commission complying with Item
                 304(a)(3) of Regulation S-K.

         21.1 The following is a list of all subsidiaries of the Company and the respective state or province of incorporation of each subsidiary. The Company owns directly, of record and beneficially, all of the voting stock of Striker Holdings, Inc., Striker Services Corporation, Striker Paper Canada,
                 Inc., Striker Services Canada, Inc. and West Oxford
                 Industries, Inc. Striker Holdings, Inc., in turn, owns directly, of record and beneficially, all of the voting stock of Striker Paper Corporation. Each subsidiary conducts its business under its corporate name designated below:

                        Name                   State (Province) of Incorporation
                        ----                   ---------------------------------
              Striker Holdings, Inc.                        Texas
              Striker Paper Corporation                    Arkansas
              Striker Services Corporation                  Texas
              Striker Paper Canada, Inc.            Province of Ontario, Canada
              Striker Services Canada, Inc.         Province of Ontario, Canada
              West Oxford Industries, Inc.                  Texas

         23.1    Independent Auditors' Consent

         23.2    Consent of Independent Public Accountant


                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STRIKER INDUSTRIES, INC.




                                        by:  David A. Collins
                                           -----------------------------------
                                             David A. Collins, President and
                                             Chief Executive Officer

DATE: April 15, 1996



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

     Signature                           Title                      Date
David A. Collins                                              April 15, 1996
- --------------------------                                    --------------
David A. Collins                 Director, President and
                                 Chief Executive Officer
Matthew D. Pond                                               April 15, 1996
- --------------------------                                    --------------
Matthew D. Pond                  Director, Chief Financial
                                 Officer

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         INDEX TO FINANCIAL STATEMENTS


                                                                             Page
                                                                             ----
CONSOLIDATED FINANCIAL STATEMENTS OF
    STRIKER INDUSTRIES, INC.

     Independent Auditors' Reports                                            F-2

     Consolidated Balance Sheets - December 31, 1995 and December 31, 1994    F-4

     Consolidated Statements of Operations -
          Years ended December 31, 1995, 1994 and 1993                        F-5

     Consolidated Statements of Stockholders' Equity -
          Years ended December 31, 1995, 1994, and 1993                       F-6

     Consolidated Statements of Cash Flows -
          Years ended December 31, 1995, 1994, and 1993                       F-7

     Notes to Consolidated Financial Statements                               F-9

                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Striker Industries, Inc.:


We have audited the accompanying consolidated balance sheet of Striker Industries, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Striker Industries, Inc., and subsidiaries as of December 31, 1995, and the results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles.



                                                 KPMG Peat Marwick LLP


Houston, Texas
March 22, 1996

                    REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS



To Striker Industries, Inc.:


We have audited the accompanying consolidated balance sheet of Striker Industries, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1994, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the two years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

The Company has entered into a series of transactions with several international investors which are currently shareholders and creditors of the Company and thus related parties to the Company. Many of these transactions are conducted through foreign partnership or corporate-type entities. These transactions are described in Notes 1, 6, 7, 9, 12 and 13 to the accompanying financial statements. The effect of certain of these transactions was to increase net income for the year ending December 31, 1994, by approximately $2,600,000 more than it would have been had these transactions not occurred. Additionally, the Company incurred operating losses of $1,631,000 and $2,425,000 during the years ended 1994 and 1993, respectively, and the accompanying financial statements have been prepared based on the assumption that the Company will continue operations. Management has implemented an operational realignment as more fully discussed in Note 1 and has obtained an agreement from an officer/shareholder and an international investor to provide up to $3,000,000, if necessary, to allow the Company to continue its normal operations.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Striker Industries, Inc., and subsidiaries as of December 31, 1994, and the results of their operations and their cash flows for the two years then ended, in conformity with generally accepted accounting principles.


                                                   ARTHUR ANDERSEN LLP


Houston, Texas
March 10, 1995

                   STRIKER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS



                                                                  December 31,
                                                        ------------------------------
                 Assets                                      1995              1994
                 ------                                 ------------     -------------
Current assets:
 Cash and cash equivalents                              $    141,557     $      18,739
 Cash, restricted as to use                                  360,000            -
 Accounts receivable:
  Trade                                                      403,742           475,421
  Other                                                      152,731            65,939
 Inventories:
  Raw materials                                               41,073            58,217
  Finished goods                                             130,910           245,455
  Spare parts                                                247,875           291,253
 Prepaid expenses and other current assets                   262,757           194,449
                                                        ------------     -------------
       Total current assets                                1,740,645         1,349,473

Property and equipment, net                               16,295,437         4,891,801

Deferred costs and other, net                                286,362           596,655
                                                        ------------     -------------
       Total assets                                     $ 18,322,444     $   6,837,929
                                                        ============     =============


                 Liabilities and Stockholders' Equity
                 ------------------------------------
Current liabilities:
 Trade accounts payable                                    2,438,271           662,320
 Accrued liabilities                                         215,602           608,526
 Revolving lines of credit                                   875,909            -
 Current portion of term loans                               338,069            -
 Current obligations under capital leases                     51,902            48,966
                                                        ------------     -------------
       Total current liabilities                           3,919,753         1,319,812

Long-term liabilities:
 Notes payable to affiliates                               1,200,000         1,252,641
 Term loans, net of current portion                        1,188,230            -
 Capital lease obligation                                     68,717           100,600
                                                        ------------     -------------
       Total long-term liabilities                         2,456,947         1,353,241
                                                        ------------     -------------
Stockholders' equity:
 Preferred stock, $.20 par value, 5,000,000 shares
  authorized, none issued                                     -                 -
 Common stock, $0.20 par value, 25,000,000 shares
  authorized, 10,599,564 and 8,687,106 shares issued,
  respectively                                             2,119,913         1,737,421
 Stock subscriptions receivable                             (236,000)         (450,000)
 Additional paid-in capital                               13,688,119         5,126,832
 Accumulated deficit                                      (3,559,011)       (2,249,377)
 Foreign currency translation adjustment                     (67,277)           -
                                                        ------------     -------------
       Total stockholders' equity                         11,945,744         4,164,876

Commitments and contingencies
                                                        ------------     -------------
       Total liabilities and stockholders' equity       $ 18,322,444     $   6,837,929
                                                        ============     =============



          See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS





                                                                    Year ended December 31,
                                                     --------------------------------------------------
                                                          1995               1994               1993
                                                     ------------      --------------      ------------
Revenues                                             $  7,983,577      $    7,977,888      $  5,933,079

Cost of sales                                           7,023,242           7,926,095         7,109,471
                                                     ------------      --------------      ------------

       Gross margin                                       960,335              51,793        (1,176,392)

Selling, general and administrative expenses, net
 of salary reimbursements of $132,000,
 $132,000 and $192,500, respectively                    1,992,738           1,683,161         1,248,589
                                                     ------------      --------------      ------------
       Operating loss                                  (1,032,403)         (1,631,368)       (2,424,981)
                                                     ------------      --------------      ------------
Other income (expense):
 Interest expense, net                                   (311,004)           (255,757)         (111,053)
 Other income                                              33,773             144,688            20,962
                                                     ------------      --------------      ------------
       Loss before income taxes and
        extraordinary item                             (1,309,634)         (1,742,437)       (2,515,072)

Income taxes                                               -                   -                 -
                                                     ------------      --------------      ------------
       Net loss before extraordinary item              (1,309,634)         (1,742,437)       (2,515,072)
                                                     ------------      --------------      ------------
Extraordinary item, gain on extinguishment
 of debt                                                   -                2,101,495            -
                                                     ------------      --------------      ------------
       Net income (loss)                             $ (1,309,634)     $      359,058      $ (2,515,072)
                                                     ============      ==============      ============

Income (loss) per common share:
 Loss before extraordinary item                      $       (.13)     $         (.17)     $       (.43)
 Extraordinary item                                        -                      .21            -
                                                     ------------      --------------      ------------
 Net income (loss)                                   $       (.13)     $          .04      $       (.43)
                                                     ============      ==============      ============



          See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY




                                                  Common stock                 Stock           Additional
                                            -------------------------      subscriptions         paid-in
                                              Shares         Amount          receivable          capital
                                            ----------    -----------    ----------------     ------------
Balances, December 31, 1992                  5,589,236    $ 1,117,847    $             --     $  1,245,318

Capital contribution                                --             --                  --          119,376

Merger costs incurred                               --             --                  --         (524,077)

Purchase of shares from former officer              --             --                  --               --

Private placements of common stock-
 November 8, 1993                            1,818,180        363,636                  --        1,636,364
 December 31, 1993                           1,600,000        320,000          (1,150,000)       1,280,000
 Private placement costs                            --             --                  --         (108,516)

Net loss                                            --             --                  --               --
                                            ----------    -----------    ----------------     ------------
Balances, December 31, 1993                  9,007,416      1,801,483          (1,150,000)       3,648,465

Capital contribution                                --                                             172,477

Conversion of 9.75% convertible
 subordinated notes                            642,855        128,571                  --        1,896,422

Issuance of treasury stock                          --             --                  --          180,000

Cancellation of treasury stock                (963,165)      (192,633)                 --         (770,532)

Payments received for stock-
 subscribed payments                                --             --             700,000               --

Net income                                          --             --                  --               --
                                            ----------    -----------    ----------------     ------------
Balances, December 31, 1994                  8,687,106      1,737,421            (450,000)       5,126,832

Warrants issued                                     --             --                  --          950,000

Warrants exercised                             566,668        113,334                  --        1,020,002

Common stock issued for Thorold
 Canada plan acquisition                     1,345,790        269,158                  --        7,038,523

Fees on warrants issued and exercised               --             --                  --         (233,238)

Write-off of stock subscriptions receivable         --             --             214,000         (214,000)

Foreign currency translation                        --             --                  --               --

Net loss                                            --             --                  --               --
                                            ----------    -----------    ----------------     ------------
Balances, December 31, 1995                 10,599,564    $ 2,119,913    $       (236,000)    $ 13,688,119
                                            ==========    ===========    ================     ============
                                                               Treasury         Accumulated             Total
                                             Accumulated        stock         foreign currency      stockholders'
                                               deficit         at cost           adjustment            equity
                                            ------------    ------------    ------------------    ---------------
Balances, December 31, 1992                 $    (93,363)   $     (3,165)   $               --    $     2,266,637

Capital contribution                                  --              --                    --            119,376

Merger costs incurred                                 --              --                    --           (524,077)

Purchase of shares from former officer                --      (1,000,000)                   --         (1,000,000)

Private placements of common stock-
 November 8, 1993                                     --              --                    --          2,000,000
 December 31, 1993                                    --              --                    --            450,000
 Private placement costs                              --              --                    --           (108,516)

Net loss                                      (2,515,072)             --                    --         (2,515,072)
                                            ------------    ------------    ------------------    ---------------
Balances, December 31, 1993                   (2,608,435)     (1,003,165)                   --            688,348

Capital contribution                                  --              --                    --            172,477

Conversion of 9.75% convertible
 subordinated notes                                                   --                    --          2,024,993

Issuance of treasury stock                                        40,000                    --            220,000

Cancellation of treasury stock                                   963,165                    --                 --

Payments received for stock-
 subscribed payments                                  --              --                    --            700,000

Net income                                       359,058              --                    --            359,058
                                            ------------    ------------    ------------------    ---------------
Balances, December 31, 1994                   (2,249,377)             --                    --          4,164,876

Warrants issued                                       --              --                    --            950,000

Warrants exercised                                    --              --                    --          1,133,336

Common stock issued for Thorold
 Canada plan acquisition                              --              --                    --          7,307,681

Fees on warrants issued and exercised                 --              --                    --           (233,238)

Write-off of stock subscriptions receivable           --              --                    --                 --

Foreign currency translation                          --              --               (67,277)           (67,277)

Net loss                                      (1,309,634)             --                    --         (1,309,634)
                                            ------------    ------------    ------------------    ---------------
Balances, December 31, 1995                 $ (3,559,011)   $         --    $          (67,277)   $    11,945,744
                                            ============    ============    ==================    ===============



          See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                           Year ended December 31,
                                                                               ---------------------------------------------
                                                                                    1995            1994             1993
                                                                               ------------    -------------    ------------
Cash flows from operating activities:
 Net income (loss)                                                             $ (1,309,634)   $     359,058    $ (2,515,072)
 Adjustments to reconcile net income (loss) to net cash
  used in operating activities:
   Depreciation and amortization                                                    749,139          539,189         354,996
   Extraordinary gain                                                                    --       (2,101,495)             --
   Interest expense on convertible subordinated notes
    not paid due to conversion of notes                                                  --           78,930              --
   Reimbursement for executive salaries                                            (132,000)        (132,000)             --
   Gain on pulp hedge contract                                                           --         (493,529)             --
   Loss on sale of property and equipment                                                --            3,889              --
   Changes in assets and liabilities:
    (Increase) decrease in short-term investment                                         --          250,000        (250,000)
    (Increase) decrease in accounts receivable                                      (15,113)         155,498          (5,317)
    (Increase) decrease in inventories                                              175,067         (160,438)       (252,497)
    Increase in prepaid expenses and other current assets                           (68,308)         (63,476)        (37,536)
    Increase (decrease) in accounts payable and accrued liabilities               1,421,931         (120,724)        365,033
    Increase (decrease) in deferred revenue                                              --         (106,340)        106,340
                                                                               ------------    -------------    ------------
          Net cash provided by (used) in operating activities                       821,082       (1,791,438)     (2,234,053)
                                                                               ------------    -------------    ------------
Cash flows from investing activities:
 Purchases of property and equipment                                             (3,981,769)      (1,462,414)     (1,969,275)
 Increase in deferred acquisition costs                                            (316,705)        (358,359)       (220,122)
 Proceeds from sales of property and equipment                                           --           18,623              --
 Restricted cash                                                                   (360,000)              --              --
                                                                               ------------    -------------    ------------
          Net cash used in investing activities                                  (4,658,474)      (1,802,150)     (2,189,397)
                                                                               ------------    -------------    ------------
Cash flows from financing activities:
 Merger costs paid                                                                       --               --        (524,077)
 Proceeds from private placements of common stock                                        --               --       2,450,000
 Private placement costs                                                                 --               --        (108,516)
 Capital contributions                                                                   --           79,857         119,376
 Warrants issued                                                                    950,000               --              --
 Warrants exercised                                                               1,133,336               --              --
 Warrant fees paid                                                                 (233,238)              --              --
 Proceeds from issuance of convertible subordinated notes                                --        2,500,000       2,000,000
 Proceeds from revolving lines of credit                                          6,572,536               --         500,000
 Repayment of revolving lines of credit                                          (5,701,045)        (499,140)           (860)
 Shareholder advances                                                                    --               --       1,630,000
 Repayment of shareholder advances                                                       --               --      (1,630,000)
 Proceeds from fixed-asset line of credit                                         1,608,000               --       2,250,000
 Repayments of fixed-asset line of credit                                           (77,283)              --      (2,250,000)
 Principal payments on capital leases                                               (28,947)         (21,482)        (31,015)
 Proceeds received from issuance of common stock subscribed                              --          700,000              --
 Repayment of obligation for purchase of treasury stock                                  --       (1,000,000)             --
 Deferred and other costs paid                                                     (342,508)        (167,645)             --
 Proceeds from affiliate notes payable                                            1,200,000        2,156,000              --
 Repayment of affiliate notes payable                                            (1,120,641)        (185,210)             --
 Proceeds from receivable factoring facility                                             --        4,167,852              --
 Repayment of receivable factoring facility                                              --       (4,167,852)             --
                                                                               ------------    -------------    ------------
          Net cash provided by financing activities                               3,960,210        3,562,380       4,404,908
                                                                               ------------    -------------    ------------
Net increase (decrease) in cash                                                     122,818          (31,208)        (18,542)

Cash and cash equivalents, beginning of year                                         18,739           49,947          68,489
                                                                               ------------    -------------    ------------
Cash and cash equivalents, end of year                                         $    141,557    $      18,739    $     49,947
                                                                               ============    =============    ============



          See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                                                       Year ended December 31,
                                                                                 ---------------------------------
                                                                                     1995       1994       1993
                                                                                 -----------  ---------  ---------
Supplemental schedule of noncash investing and financing activities:
  Conversion of 9.75% convertible subordinated notes to common stock             $       --   4,578,930        --
  Issuance of stock to an entity in consideration of acquisition
   assistance provided                                                                   --     220,000        --
  Issuance of common stock in consideration of acquisiton of Thorold Mill          7,307,681        --         --
  Cancellation of treasury stock                                                         --     963,165        --
  Capital contributions from an affiliate in the form of
   forgiveness of notes payable                                                          --      92,620        --
  Reimbursement of executive salaries from an affiliate in
   the form of forgiveness of notes payable                                          132,000    132,000        --
  Gain on pulp hedge contract with an affiliate in the form of
   forgiveness of notes payable                                                      467,772    493,529        --
  Purchase of shares of common stock from former officer                                            --   1,000,000
  Financing of insurance premiums                                                                   --      55,236
  Acquisition of property and equipment under noncancelable
   long-term capital leases                                                           34,441     23,849     24,575
                                                                                 ===========  =========  =========





          See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1995 and 1994


1. ORGANIZATION AND OPERATIONS:

Merger and Recapitalization

Striker Industries, Inc. (formerly Striker Petroleum Corporation, hereinafter referred to as Striker or the Company), a Delaware corporation, was incorporated on January 30, 1981, to engage primarily in oil and gas exploration, development and production in the United States.

Striker Petroleum Corporation ceased operations and was inactive for the period commencing May 1991 and ending upon consummation of the merger in September 1993 described below.

On September 22, 1993, by means of a reverse triangular merger, SPC Acquisition, Inc., a wholly owned subsidiary of Striker Petroleum Corporation, merged with and into Striker Industries, Inc., a Texas corporation (now Striker Holdings, Inc., hereinafter referred to as Holdings), in consummation of a reorganization of Striker Petroleum Corporation with Holdings pursuant to a Plan of Reorganization Agreement (the Plan of Reorganization) between Striker Petroleum Corporation and Holdings under the provisions of which Holdings became a wholly owned subsidiary of the Striker Petroleum Corporation. Under the provisions of the agreement and plan of merger constituting an integral part of the Plan of Reorganization, all shares of common stock of Holdings outstanding immediately prior to the effective date of the merger were automatically converted on the effective date into an aggregate of 107,238,408 shares of common stock, $0.01 par value per share, of Striker Petroleum Corporation, and each holder of record of outstanding shares of common stock of Holdings, immediately prior to the merger, became the owner of a proportionate part of such shares equal to his or its percentage ownership interest in Holdings immediately prior to the merger. Two executives of Holdings and Imperial Equities Limited, a Panamanian corporation, were the owners of 25 percent, 25 percent and 50 percent, respectively, of the issued and outstanding common stock of Holdings immediately prior to the merger and, accordingly, the respective ownerships of stock of Holdings of each of the two Holdings executives were automatically converted on the effective date of the merger into 26,809,602 shares of common stock of Striker Petroleum Corporation and the ownership of stock of Holdings of Imperial Equities Limited was automatically converted into 53,619,204 shares of common stock of Striker Petroleum Corporation which shares represented direct beneficial ownership of Striker Petroleum Corporation by the two executives referred to above and Imperial Equities Limited of approximately 24 percent, 24 percent and 48 percent, respectively.

As part of the merger transaction, the name of Striker Industries, Inc., was changed to Striker Holdings, Inc. (Holdings or Old Industries).

The intent and purpose of the reorganization by merger of Striker Petroleum Corporation with Holdings was to reactivate Striker Petroleum Corporation and change the nature of its business in order to enable Striker Petroleum Corporation to achieve profitable operations in an entirely new business. Accordingly, from and after the effective date of the Merger, the business of Striker Petroleum Corporation became that of Holdings, namely the recycling and manufacturing of pulp products into paper-based felt and asphalt-saturated felt paper for use in the roofing industry. Following consummation of the Merger, the Certificate of Incorporation of Striker Petroleum Corporation was further amended on September 27, 1993, to (a) decrease the number of authorized shares of Striker Petroleum Corporation's common stock to 25,000,000 and increase the par value thereof from $0.01 per share to $0.20 per share simultaneously with a 1-for-20 reverse stock split of the issued (but not the authorized and unissued) common stock, including shares of common stock of Striker Petroleum Corporation held by it as treasury shares, (b) decrease the par value of the preferred stock of Striker Petroleum Corporation from $1 to $0.20 per share and
(c) change the name of Striker Petroleum Corporation to Striker Industries,
Inc.

Financial Condition and Basis of Preparation

For the year ended December 31, 1995, the Company had an operating loss and experienced short-term liquidity concerns. Though these conditions exist, the Company experienced positive cash flows from operations for the year ended December 31, 1995.

The Company experienced an increase in current liabilities for the year ended December 31, 1995 from the year ended December 31, 1994. The increase in current liabilities resulted in a working capital deficit of $2,179,108. The increase is primarily due to capital improvements at the Thorold and Stephens plants and corporate development activities not funded by the Company's existing debt facilities.

After having been idled for two years by its previous owners, the Thorold plant needed extensive capital improvements, additions, and repairs. These necessary capital improvements, additions and repairs were partially financed. However, since the plant was idled while the improvements were made, there was no production. The Company's cash resources were limited and consequently, the balance of the project was financed by increasing current liabilities. As of the date of this report, the Canadian projects are near completion and management expects production to begin in the near future.

Several capital improvements were made to the Stephens plant during the year ended December 31, 1995. The improvements and additions improved efficiency and meet regulatory requirements. These improvements were only partially financed. As of the date of this report, the Company is benefiting from the capital improvements made and is producing paper more efficiently.

Management believes that the improvements made to the Stephens and Thorold plants, will benefit the operations of the Company. The improvements to the Plants will allow production of varying grades of paper (lightweight, medium weight, and heavyweight) more efficiently than before. This will allow the Company to produce paper for all geographic markets. In addition, the Plants are geographically dispersed to facilitate distribution to the midwest, southwest, southeast, and northeast markets.

The factors listed above have led to the working capital deficit. Management has continued to monitor its operational realignment that was implemented during 1994 that included (a) head count reductions, (b) use of lower cost raw material vendors, (c) obtaining alternative lower cost raw materials sourcing and (d) a preventative maintenance program to reduce downtime and repairs. While the Company continues to monitor its program of operational realignment and cost reductions, there can be no assurance that such cost reductions will allow the Company to achieve profitability.

On February 16, 1996, the Company issued $1,300,000 of 10.25% Subordinated Notes (the 1996 Notes) to seven purchasers. The proceeds of the 1996 Notes were used for working capital needs.

Management believes its existing funds, its existing financial arrangements and operating cash flows will adequately fund the cash needs of the Company's operations during the next year. However, to continue to expand its business and meet working capital requirements, the Company may need to borrow additional amounts or obtain an additional third-party credit facility. The Company currently has two existing credit lines, consisting of revolving lines of credit and term loans collateralized by receivables, inventories and fixed assets. The Company remains flexible to pursue alternate financing arrangements which might include private or public sales of equity or debt securities.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including successful operation of the saturating line, penetration of existing markets at profitable margin and volume levels and continued cash liquidity. The Company recently completed the process of realigning its mill operations to cut costs, improve productivity and increase profitability.

The accompanying financial statements have been prepared based on the assumption that the Company will be able to continue operations. An officer/stockholder and an international investor who is a stockholder of the Company have agreed to provide additional financial support in the event the Company does not have available cash or cash equivalents to meet its then current obligations and continue its normal business operations. This additional support, not exceeding in the aggregate $3,000,000, during an 18-month period ending September 30, 1996, would only be provided if liquid assets or financing from other sources cannot be arranged.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Striker and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Inventories

Inventories are stated at the lower of cost or market using the average cost method. The finished goods inventories include materials, direct labor and plant overhead.

Restricted Cash

At December 31, 1995, cash restricted as to use of $360,000, represents short term certificates of deposit pledged to the Company's Canadian Lender.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of the applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred.

Depreciation

The Company used the straight-line method of depreciation for all assets for the years ended December 31, 1994 and 1993. Effective January 1, 1995, the Company changed its method of depreciation for substantially all machinery and equipment from straight-line to a units-of-production method. The units-of-production method provides for depreciation charges proportionate to the level of production activity thereby recognizing that depreciation of the Company's machinery is related to physical wear of the equipment and represents a method common to that used by many in the pulp and paper industry. The cumulative effect of the change to the units-of-production method was insignificant to the consolidated results for the year ended December 31, 1995 and is not expected to be significant in the future.

Deferred Costs and Other, Net

Deferred costs and other, net, include organization costs and deferred acquisition and financing costs in 1995 and 1994. The organization costs are being amortized over a five-year period on a straight-line basis. The deferred acquisition costs were added to the cost of the assets acquired after the acquisition was completed (see Note 14). Deferred financing costs are being amortized over the life of the related respective financing obtained.

Income Taxes

Income taxes include deferred taxes arising from the recognition of revenues and expenses in different periods for income tax and financial statement purposes. The Company accounts for income taxes in accordance with Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes."

Revenue Recognition

The Company generally recognizes revenue when products are shipped or when the customer has accepted the product.

Earnings (Loss) Per Common Share

The computation of earnings or loss per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings (loss) per share was 9,867,633 in 1995, 10,011,806 in 1994 and 5,859,871 in 1993. Primary and
fully diluted earnings per share are the same for each of these years. The Company's convertible subordinated notes were not considered in the calculation of loss per common share for 1993, as their effect would have been antidilutive.

Translation of Foreign Currency Financial Statements

Assets and liabilities of foreign subsidiaries have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected as a separate component of stockholders' equity. Any transaction gains and losses are included in net income.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from the estimates.

New Accounting Pronouncements Not Yet Adopted

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (FAS 121). FAS 121 is effective for fiscal years beginning after December 15, 1995. The Company has substantially completed the analysis required by FAS 121 and, as a result, the Company believes that the adoption of FAS 121 in the first quarter of 1996 will not materially affect the Company's consolidated results of operations or its financial condition.

In October 1995, the Financial Accounting Standards Board approved the issuance of SFAS No. 123, Accounting for Stock-Based Compensation. This SFAS establishes financial accounting and reporting standards for stock-based employee compensation plans. SFAS No. 123 allows a company to adopt a fair value based method of accounting for an employee stock-based compensation plan or to continue to use the intrinsic value based method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, the Company's current accounting method. Under the intrinsic value method, the Company has recorded no compensation expense for stock options granted, as the exercise price of allocations granted has been equal to the closing price of the Company's common stock on the date of grant. However, under the fair value method, the Company would record compensation expense for similar grants based on an option-pricing model that takes into account the exercise price and expected life of the option, the current price of the stock and its expected volatility and the risk-free interest rate for the expected term of the option. The Company has undertaken a preliminary study of SFAS No. 123 and has determined that the Company will continue to follow the intrinsic value method. The disclosures required by SFAS No. 123 will be included in the Company's consolidated financial statements for the year ended December 31, 1996.

Cash Flow Information

For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments which mature within three months of their date of purchase.

3. PROPERTY AND EQUIPMENT, NET:

The Company's property and equipment consisted of the following:

                                                             December 31,      December 31,
                                         Useful Life             1995              1994
                                         -----------             ----              ----
    Machinery, equipment and vehicles    5 - 12 years       $ 15,906,470      $  4,744,128
    Buildings                            25 years                855,216           507,949
    Computer and office equipment        5 years                 711,244           445,927
    Land improvements                    5 years                 140,427            38,590
    Machinery, equipment and
       vehicles under capital leases     2 - 5 years             236,703           213,050
    Land                                    -                    215,000            50,000
                                                            ------------      ------------
                                                              18,065,060         5,999,644
    Less- Accumulated depreciation
       and amortization                                       (1,769,623)       (1,107,843)
                                                            ------------      ------------

                                                            $ 16,295,437      $  4,891,801
                                                            ============      ============

4. DEFERRED COSTS AND OTHER, NET:

The Company's deferred costs and other, net, consisted of the following:

                                                  December 31,      December 31,
                                                      1995              1994
                                                      ----              ----
    Deferred acquisition costs                    $   11,004        $  560,678
    Deferred financing costs                         170,404            15,545
    Deposits                                          73,190             2,220
    Patents                                           25,029                --
    Organization costs                                82,291            78,026
    Less- Accumulated amortization                   (75,556)          (59,814)
                                                  ----------        ----------

                                                  $  286,362        $  596,655
                                                  ==========        ==========

5. INCOME TAXES:

The Company did not recognize a provision for income taxes for the year ended December 31, 1995. The Company had tax-basis operating loss carryforwards of approximately $4,500,000 at December 31, 1995, which expire from 2007 through 2009.

Federal income taxes provided were different from the amount computed by applying the statutory U.S. federal income tax rate (34 percent) for the following reasons:

                                                                                  Years ended
                                                                                  December 31
                                                                     --------------------------------------
                                                                       1995          1994          1993
                                                                       ----          ----          ----
    Tax provision (benefit) at statutory rates                      $ (445,275)    $ 77,000    $ (377,000)
    (Increase) decrease resulting from-
       deferred tax asset valuation allowance                          442,275      (97,000)      376,000
       Miscellaneous                                                     3,000       20,000         1,000
                                                                    ----------     --------    ----------
                                                                    $       --     $     --    $       --
                                                                    ==========     ========    ==========

The tax effect of temporary differences and tax attributes representing deferred tax liabilities and assets are as follows at December 31:

                                                                         Deferred Benefit (Provision)
                                                                             for the Year Ended
                                                   ----------------------------------------------------------------------
                                                            December 31,        December 31,         December 31,
                                                                1995                1994                 1993
                                                                ----                ----                 ----
 Current deferred income tax assets-
   Current capital lease obligation                         $    18,000           $    1,000         $     6,000
   Accruals                                                      39,000               -                   13,000
   Inventory                                                      2,000               (1,000)              3,000
   Valuation allowances                                         (49,000)               4,000             (16,000)
                                                            -----------           ----------         -----------


      Total current deferred income tax assets, net         $    10,000           $    4,000         $     6,000
                                                            ===========           ==========         ===========


 Noncurrent deferred income tax assets (liabilities)-
   Net operating loss carryforwards                         $ 1,514,000           $  (21,000)        $   501,000
   Property and equipment                                      (502,000)             (71,000)           (125,000)
   Assets under capital lease                                   (72,000)              -                  (32,000)
   Noncurrent capital lease obligations                          45,000               (5,000)             20,000
   Valuation allowances                                        (995,000)              93,000            (370,000)
                                                            -----------           ----------         -----------


      Total noncurrent deferred income tax
        liabilities, net                                    $   (10,000)          $   (4,000)        $    (6,000)
                                                            ===========           ==========         ===========

6. DEBT:

The Company's debt consisted of the following at:

                                                                              December 31,      December 31,
                                                                                  1995              1994
                                                                                  ----              ----
     Subordinated notes payable, 10.25% due 12/31/98                          $ 1,200,000       $        --
     Note Payable to an affiliate                                                      --         1,252,641
     Stephens:
         Term loan, prime +3.5%, due 5/31/98                                      846,050                --
         Revolving line of credit, prime + 3.5%                                   520,274                --
     Canadian Facility:
         Term loan, prime + 2.5% due 11/01/00                                     680,250                --
         Revolving line of credit, prime +2.5%                                    355,635                --
     Capitalized lease obligations bearing interest at
         rates from 10% to 18% maturing between 1996
         and 2000, secured by underlying machinery,
         vehicles and computer equipment.                                         120,619           149,566
                                                                              -----------       -----------
                                                                                3,722,828         1,402,207
     Less- Current maturities                                                  (1,265,881)          (48,966)
                                                                              -----------       -----------
                                                                              $ 2,456,947       $ 1,353,241
                                                                              ===========       ===========

On March 2, 1995, the Company issued $1,200,000 of 10.25% Subordinated Notes (the 1995 Notes) to seven international investors, three of which are stockholders. The 1995 Notes mature on December 31, 1998, and interest is payable quarterly beginning July 1, 1995. The proceeds of the 1995 Notes were used to pay down the affiliate notes payable.

On May 4, 1995, the Company entered into a financing agreement consisting of a term loan based upon the liquidation value of certain of the Company's fixed assets at the Stephens mill and a revolving line of credit based upon eligible accounts receivable assets (collectively "the Stephens Facility"). Advances under the Facility are limited to $2,500,000 in the aggregate and bear interest at prime plus 3.5%.

On July 28, 1995, the Company's Canadian Subsidiary, Striker Paper Canada Inc. ("Striker Canada"), entered into a financing agreement with a Canadian lender consisting of a term loan based upon the liquidation value of certain of Striker Canada's fixed assets and a revolving line of credit based upon eligible accounts receivable (collectively "the Canadian Facility"). Advances under the Canadian Facility are limited to $2,000,000 Canadian in the aggregate and bear interest at Canadian prime plus 2.5%. At December 31, 1995, Striker Canada was not in compliance with certain covenants of the Canadian Facility. However, a waiver was obtained for the year ended December 31, 1995.

At December 31, 1995, there were no amounts available under the lines of credit.

Aggregate maturities for subordinated notes payables, current and long-term debt and capital leases obligations for each of the five years subsequent to December 31, 1995 were approximately:

                                                             Amount
                                                             ------
             1996                                          $1,265,881
             1997                                             620,807
             1998                                           1,823,804
             1999                                               9,409
             2000                                               2,297

Interest paid for the years ended December 31, 1995, 1994 and 1993, was $322,915, $221,309 and $116,531, respectively.

7. CONVERSION OF 9.75% CONVERTIBLE SUBORDINATED NOTES:

From December 22, 1993, through June 20, 1994, the Company issued $4,500,000 of 9.75% Convertible Subordinated Notes due December 31, 1998 (the Notes), to independent and unrelated non-U.S. accredited investors. The terms of the Notes provided, among other things, that the Notes were convertible at the option of the noteholder into common stock of the Company at any time after June 30, 1995, at a rate of $7 per share. Effective June 21, 1994, the Company amended the Note agreements to allow the noteholders to convert the Notes at the stated conversion rate through June 30, 1994. All outstanding Notes were converted by the noteholders in separate transactions on or about June 29, 1994, into an aggregate of 642,855 shares of the Company's common stock.

The Company recorded this conversion as an extraordinary gain in the accompanying consolidated financial statements. The market price used for this calculation ($3.15) was the average closing price of the Company's common stock for the period from April 5, 1994 (commencement of active trading of the Company's common stock), through June 29, 1994. The components of the extraordinary gain are as follows:

           9.75% subordinated notes converted                    $   4,500,000
           Accrued interest                                             78,930
           Less -
              Market value of shares issued upon conversion         (2,024,993)
              Unamortized deferred financing costs                    (452,442)
                                                                 -------------

           Extraordinary item, gain on extinguishment of debt    $   2,101,495
                                                                 =============

8. LEASES:

The Company leases certain machinery, equipment and vehicles and certain computer and office equipment under noncancelable long-term capital leases. Future minimum lease payments under all noncancelable long-term capital leases as of December 31, 1995, are as follows:

          1996                                                  $    70,591
          1997                                                       53,788
          1998                                                        9,154
          1999                                                        8,781
          2000                                                        2,927
                                                                -----------

                   Total minimum lease payments                     145,241
          Less- Amount representing interest and insurance           24,622
                                                                -----------

          Present value of net minimum lease payments               120,619
          Less- Current portion                                      51,902
                                                                -----------

             Capital lease obligations, long-term               $    68,717
                                                                ===========

The Company also leases certain office and warehouse space under noncancelable long-term operating leases. Future minimum lease payments under all noncancelable long-term operating leases as of December 31, 1995, are as follows:

                          1996                                  $  72,660
                          1997                                     61,869
                          1998                                     52,043
                          1999                                     13,011
                                                                ---------
                          Thereafter                                   --
                                                                =========

Total rental expense pursuant to noncancelable long-term operating leases was approximately $57,142, $49,283 and $47,200 for the years ended December 31, 1995, 1994 and 1993, respectively.

9. STOCKHOLDERS' EQUITY:

During the quarter ended March 31, 1995, the Company authorized the issuance of 1,000,000 Warrants to purchase one share each of Common Stock of the Company at a Warrant Price of $1.50 per warrant and an Exercise Price of $2.00 per share escalating to $2.65 per share over the term of the Warrant which expires on February 28, 1997. During the quarter ended March 31, 1995, $850,000 was received by the Company upon issuance of 566,668 Warrants to six international investors, four of which are stockholders. During the quarter ended June 30, 1995, an additional $100,000 was received upon issuance of 66,667 Warrants.

During the quarter ended June 30, 1995, 566,668 Warrants were exercised at the exercise price of $2.00 per share. The Company received $1,133,336 for 566,668 shares of Common Stock of the Company. As of December 31, 1995, 66,667 warrants remained outstanding.

The Company paid $71,000 upon the issuance and $160,000 upon the exercise, in commissions to an affiliate of the Company in connection with the placement and exercise of the Warrants during the six months ended June 30, 1995. The Company reflected the commissions paid as a reduction of Additional Paid in Capital.

On November 8, 1993, the Company issued 363,636 shares of its common stock to each of five international, independent and unrelated offerees (an aggregate of 1,818,180 shares) in separate and independent private placements, in consideration, in each instance of the transfer and assignment by each offeree to the Company of all of the offeree's right, title and interest in $400,000 in assigned amount ($2,000,000 in the aggregate) of certificates of deposit, subject to a pledge of the assigned certificate(s) as collateral securing payment of the Company's fixed asset line of credit. These certificates of deposit in combination with the proceeds of $750,000 in stockholder advances were used to retire the Company's fixed-asset line of credit in November 1993.

On December 31, 1993, the Company issued 320,000 shares of its common stock to each of five international, independent and unrelated offerees (an aggregate of 1,600,000 shares) in separate and independent offshore private placement transactions, in consideration, in each instance, of the sum of $320,000, payable $90,000 cash at the time of subscription with the balance of $230,000, in each instance, being represented by the purchaser's promissory note in such principal amount, bearing interest at the rate of 9.75 percent per annum payable quarterly, with the note principal being payable to the Company in two annual installments of $115,000 each on May 1, 1994 and 1995 (an aggregate consideration of $450,000 cash and notes of the purchasers aggregating $1,150,000). The Company received $250,000 in aggregate prepayments on the notes in January 1994. The $250,000 prepayment amount was used to retire the Company's line-of-credit indebtedness to Charter Bank, Houston, and the cash proceeds of the stock sale were used primarily to pay the cash portion of the purchase price of the shares of common stock of the Company redeemed by the Company from a former officer in February 1994 discussed below.

Prior to December 31, 1993, the Company agreed to purchase 1,000,000 shares of its common stock from a former officer of the Company for $350,000 in cash and a $650,000 note bearing interest at 9.75 percent. The note was payable in installments of $100,000 on February 18, 1994, and $550,000 on May 15, 1994. The note was paid in full in 1994.

Effective January 1, 1994, the Company created the 1994 Stock Option Plan (the
Plan) which provides for the grant of stock options for up to 4,000,000 shares of common stock to the officers and employees of the Company and its subsidiaries. The board of directors, which administers the Plan, has authority to determine the individuals to whom, and the time at which, options shall be granted, as well as the number of shares to be covered by each grant. Effective January 1, 1994, a total of 2,275,000 options was granted to current officers and employees at an exercise price equivalent to the fair value of the common stock at such date of $1.00 per share. Effective November 30, 1994, 150,000 options were granted to an employee at an exercise price equivalent to the fair value of the common stock at such date of $5.50 per share. Effective March 15, 1995, 150,000 options were granted to an employee at an exercise price equivalent to the fair value of the common stock at such date of $5.50 per share. Such options vest at varying rates per year and expire on December 31, 2013, if not previously exercised. At

December 31, 1995, options covering 960,000 shares were vested. As of December 31, 1995, no options granted under the Plan had been exercised.

During the year ended December 31, 1994, the Company issued a warrant to an affiliate of an officer/stockholder for $65,000. The warrant provides that the affiliate may purchase up to 50,000 shares of common stock of the Company through January 1, 1997, at an exercise price of $5.00 per share.

The Company has 5,000,000 authorized shares of preferred stock, none of which has been issued or is outstanding.

10. COMMITMENTS AND CONTINGENCIES:

Litigation

The Company is not a party to any material legal proceedings, other than various routine claims and disputes arising in the normal course of the Company's business. The Company does not believe that such claims and disputes, individually or in the aggregate, will have a material adverse effect on the Company's operations or financial condition.

During 1995, the Company entered into sales contracts (the Sales Contracts) with three of its major customers. Under terms of the Sales Contracts, the customers are required to purchase at least 1,900 tons of dry felt each month, in the aggregate, for a period of eighteen months at prices based upon the mix of raw materials used in the manufacture of the dry felt and the quoted market price of the raw materials.

During 1995, the Company entered into an agreement with the Sierra Club (Sierra) and the Arkansas Department of Pollution Control and Ecology (ADPCE) to settle claims brought by those parties concerning non-toxic discharges in excess of state water permits for the Stephens, Arkansas mill. The Company paid to ADPCE a civil penalty in the amount of $15,000 for excess discharges beyond permit allowances into Smackover Creek, near the Stephens, Arkansas mill. In addition, the Company agreed with ADPCE and Sierra to contribute $55,000 to environmental projects in the state of Arkansas. The contribution was paid in full during 1995. The Company has been working with environmental engineering companies to put in place the plans and equipment necessary to improve and ultimately eliminate the non-toxic discharges. The Company has received preliminary approval from the ADPCE and the state health department to begin construction of a closed loop system. As of March 27, 1996, the closed loop system's construction was completed. The $15,000 civil penalty and the $55,000 contribution for environmental projects have been recorded as other expense in the accompanying consolidated statements of operations.

11. CONCENTRATION OF CREDIT RISK AND
    SIGNIFICANT CUSTOMER TRANSACTIONS:

During the year ended December 31, 1995, three contract customers accounted for 33 percent, 18 percent and 18 percent of revenues, respectively. These same customers accounted for 28 percent, 18 percent and 16 percent of accounts receivable, respectively, at December 31, 1995. During the year ended December 31, 1994, two customers accounted for 23 percent and 13 percent of revenues. These same customers accounted for 4 percent and 8 percent of accounts receivable, respectively, at December 31, 1994.

The Company's present customers are primarily distributors and wholesalers of roofing materials used in the residential construction industry. As a result, the Company is subject to demand fluctuations resulting from the level of residential construction and repair work which is impacted by various economic factors.

12. RELATED-PARTY TRANSACTIONS:

During 1994 and 1993, an affiliate of an officer/stockholder made capital contributions to the Company of $107,477 and $75,000, respectively. Additionally, the Company paid $224,900 and $65,218 to such affiliate during 1994 and 1993, respectively, in connection with private placements of the Company's convertible subordinated notes and common stock during 1994 and 1993.

In the first quarter of 1993, the Company purchased from an officer/stockholder of the Company for $100,000 various leasehold improvements, furniture and computer and office equipment. During 1993, the same officer/stockholder paid legal fees of the Company related to the merger totaling $25,117. This payment was treated as a merger cost and a capital contribution. Additionally, during 1993, an affiliate of this stockholder paid legal fees of the Company related to the merger totaling $19,259. This payment was treated as a merger cost and a capital contribution.

During 1995, 1994 and 1993, affiliates of an officer/stockholder of the Company and international investors reimbursed the Company $132,000, $132,000 and $192,500, respectively, for salaries paid to certain executive employees.
These payments were made to compensate the Company for the time that the employees spent working on special projects for the affiliates which were not related to the Company. The Company has treated these amounts as reimbursement of salary expense for the years ended December 31, 1995, 1994 and 1993.

During the year ended December 31, 1994, the Company received advances under notes payable totaling $2,156,000 from affiliates of an officer/stockholder and international investors (Note 6). The proceeds of this note were used for working capital.

13. PULP HEDGE CONTRACT:

During the six months ended June 30, 1994, certain traditional sources of raw materials used by Striker Paper were not able to provide the quantity of raw materials required to meet Striker Paper's level of production of dry felt at a satisfactory price. Accordingly, Striker Paper experienced a dramatic increase in the cost of its raw materials. In an effort to mitigate its exposure to rising raw material costs, the Company created a new subsidiary, Striker Services, to obtain one component of the raw materials, old corrugated cardboard (OCC), in sufficient quantities to meet its production requirements. Quantities of OCC obtained in excess of that required to meet the Company's production level may be sold to third parties at market prices.

As a result of continued concern about rising raw material costs and the uncertainty of the success of the OCC gathering operations of Striker Services, the Company entered into a pulp hedge contract (the Hedge) effective July 1, 1994 with an international investor which was also a stockholder and a noteholder, to effectively hedge against rising raw material prices. The terms of the Hedge provided for a term of six months and for a fixed notional amount which would be an approximation of Striker Paper's pulp needs for production in Stephens, Arkansas. The Hedge provided that the amount of net gain or loss, as applicable, would be equivalent to the difference between the designated strike price, as set forth in the Hedge contract, and the Company's imputed cost. The Hedge provided that SSC's imputed cost would be the lessor of: (i) SSC's cash cost (as defined) or (ii) 95 percent of the market price for OCC as quoted in industry publications. The Hedge was canceled by the Company effective July 1, 1995. No activity was recorded for the remainder of the year ended December 31, 1995. Gains of $467,772 and $493,529 from the Hedge have been recorded as reductions of cost of goods sold for the year ended December 31, 1995 and 1994, respectively.

14. ASSET PURCHASE OF THOROLD MILL

On May 5, 1995, the asset purchase transaction of the land, building and equipment of Northern Globe Building Materials, Inc.'s idled dry felt mill in Thorold, Ontario, Canada (the "Thorold Mill") pursuant to the Asset Purchase Agreement between Northern Globe Building Materials, Inc. (Northern), dated March 10, 1995 was consummated. The purchase price of the assets purchased was 1,345,790 shares of common stock of the Company and $250,000 cash. The assets purchased were recorded at the sum of the estimated market value of the shares of Common Stock issued ($5.50 per share), cash paid and acquisition costs incurred in connection with the purchase. The physical properties and assets purchased were recorded at the total consideration paid of $8,667,642.

The physical properties and assets purchased had formerly been used to manufacture dry felt paper, but had not been in operation and had been idled and wholly inactive for more than two years by its previous owners preceding their purchase by the Company. The Company has reactivated the idled dry felt mill and will produce dry felt at Thorold, Ontario, Canada for sale to parties in the roofing industry.

Pro forma information assuming the acquisition had been completed at January 1, 1994 or January, 1995 is not meaningful since the Thorold plant had been idled for the two years prior to the Company's acquisition.

15. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

    Cash and Short-Term Financial Instruments

         The carrying amount approximates fair value due to the short maturity of these instruments.

    Long-Term Debt

         The carrying value of long-term debt approximates its fair value as interest rates associated with this debt are either variable or based on prevailing market rates for the Company.

16. INFORMATION ABOUT THE COMPANY'S OPERATIONS IN
    DIFFERENT GEOGRAPHIC AREAS FOR THE YEAR ENDED
    DECEMBER 31, 1995:

                                                                 United
                                                                 States        Canada        Total
                                                                 ------        ------        -----
      Sales to unaffiliated customers                         $ 7,748,879    $ 234,698    $ 7,983,577
                                                              ===========    =========    ===========

      Gross margin                                            $ 1,141,757    $(181,422)   $   960,335
                                                              ===========    =========    ===========

      Selling, general and administrative
           expenses                                            (1,960,507)     (32,231)    (1,992,738)

      Other income (expense)                                     (230,872)     (46,359)      (277,231)
                                                              -----------    ---------    -----------

      Loss before income taxes and
          extraordinary item                                   (1,049,622)    (260,012)    (1,309,634)
                                                              ===========    =========    ===========

      Identifiable assets                                     $ 9,881,575    8,440,869    $18,322,444
                                                              ===========    =========    ===========

All operations in 1994 and 1993 were in the United States.

17. SUBSEQUENT EVENTS (UNAUDITED):

On February 16, 1996, the Company issued $1,300,000 of 10.25% Subordinated Notes (the 1996 Notes) to seven international investors, four of which are stockholders. The 1996 Notes mature on December 31, 1998, and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 Notes were used for working capital needs.

On or about February 19, 1996, the Company's Canadian subsidiary received an additional advance funding under the Canadian Facility in the amount of $310,000 Can. The proceeds of the additional funding were used for capital improvement projects and working capital needs.

                               EXHIBIT  INDEX

       4.2 Security Agreement between the Company's wholly-owned subsidiary, Striker Paper Corporation, and Finova Capital Corporation dated April 25, 1995 covering a revolving credit facility.

       4.5 10.25% Subordinated Note of the Company maturing December 31, 1998 ($1,300,000 in aggregate principal amount) issued February 16, 1996.

       4.6 Credit facilities' commitment letter agreement dated May 16, 1995 between North American Trust Company of Hamilton, Ontario, Canada and the Company's wholly-owned Canadian subsidiary, Striker Paper Canada, Inc.

       4.7 $2,000,000 Canadian dollar amount Debenture of Striker Paper Canada, Inc. in favor of North American Trust Company, dated July 13, 1995.

       4.8 General Security Agreement dated July 13, 1995 between Striker Paper Canada, Inc. and North American Trust Company.

       4.9 Financial Assistance Agreement dated May 16, 1995 between Ontario Development Corporation, Striker Paper Canada, Inc. and Striker Industries, Inc.

       4.10 Warrant of the Company to purchase up to 150,000 shares of the Company's Common Stock issued to Ontario Development Corporation, dated September 8, 1995.

       10.1 Dry Felt Purchase/Sale Agreement dated as of April 1, 1995 between Striker Paper Corporation and G.A.P. Roofing, Inc.

       10.2 Dry Felt Purchase/Sale Agreement dated as of April 1, 1995 between Striker Paper Corporation and Tarco Building Materials, Inc.

       10.3 Dry Felt Purchase/Sale Agreement dated as of April 1, 1995 between Striker Paper Corporation and United Roofing Manufacturing Company, Inc.

       16.1 Letter dated December 8, 1995 from Arthur Andersen to the Securities and Exchange Commission complying with Item 304(a)(3) of Regulation S-K.

       23.1    Independent Auditors' Consent

       23.2    Consent of Independent Public Accountant

       27      Financial Data Schedule