Form 10-Q
period 1996-03-31
STRIKER INDUSTRIES INC
filed 1996-05-17
CIK 352944

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934 For the Quarterly

                         Period Ended March 31, 1996
                                       OR

         [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.


                         Commission File Number 0-10096

                            STRIKER INDUSTRIES, INC.

              (Exact name of Company as specified in its charter)


                                   DELAWARE                                                 84-0834953
                 (state or other jurisdiction of incorporation or            (I.R.S. Employer Identification Number)
                                    organization)

                            ONE RIVERWAY, SUITE 2450
                              HOUSTON, TEXAS 77056
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (713) 622-4092
               (Company's telephone number, including area code)

                                 NOT APPLICABLE
                   (Former name if changed since last report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.   Yes /X/   No / /

As of May 10 1996, there were 10,599,564 shares of Common Stock, par value $0.20 per share, outstanding and no shares of Preferred Stock, par value $0.20 per share, were outstanding.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.                               FINANCIAL INFORMATION                               PAGE NO.
- -------                               ---------------------                               --------
                                                                                             <C
Item 1.                        Financial Statements

                               Consolidated Balance Sheet                                     3

                               Consolidated Statements of Operations                          4

                               Consolidated Statements of Cash Flows                          5

                               Notes to Consolidated Financial Statements                     6

Item 2.                        Management's Discussion and Analysis of
                               Financial Condition and Results of Operations                 13



PART II.                       OTHER INFORMATION
- --------                       -----------------


Item 1.                        Legal Proceedings                                             17

Item 2.                        Changes in Securities                                         17

Item 3.                        Defaults Upon Senior Securities                               17

Item 4.                        Submission of Matters to a
                               Vote of Security Holders                                      17

Item 5.                        Other Information                                             18

Item 6.                        Exhibits and Reports on Form 8-K                              18


SIGNATURES                                                                                   19
- ----------

PART I  -  FINANCIAL INFORMATION
Item 1:    Financial Statements


                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                        March 31,      December 31,
                                                                          1996             1995
                                                                          ----             ----
                                                                       (Unaudited)
                             ASSETS
                             ------
 CURRENT ASSETS:
          Cash and cash equivalents                                   $  225,509       $  141,557
          Cash, restricted as to use                                     360,000          360,000
          Accounts receivable -
              Trade                                                      739,888          403,742
              Other                                                      273,700          152,731
          Inventories -
              Raw materials                                               38,847           41,073
              Finished goods                                             126,599          130,910
              Spare parts and supplies                                   247,875          247,875
          Prepaid expenses and other current assets                      221,320          262,757
                                                                  --------------   --------------
          Total current assets                                         2,233,738        1,740,645
 PROPERTY AND EQUIPMENT, net                                          16,736,757       16,295,437
 DEFERRED COSTS AND OTHER, net                                           589,610          286,362
                                                                  --------------   --------------
          Total assets                                               $19,560,105      $18,322,444
                                                                  ==============   ==============

 LIABILITIES AND STOCKHOLDERS' EQUITY
 ------------------------------------
 CURRENT LIABILITIES:
          Trade accounts payable                                    $  2,407,628     $  2,438,271
          Accrued liabilities                                            154,095          215,602
          Revolving lines of credit                                    1,053,806          875,909
          Current portion of term loans                                  343,200          338,069
          Current obligations under capital leases                        51,462           51,902
                                                                  --------------   --------------
 Total current liabilities                                             4,010,191        3,919,753
 LONG-TERM LIABILITIES:
          Notes payable to affiliates                                  2,500,000        1,200,000
          Term loans, net of current portion                           1,329,800        1,188,230
          Capital leases                                                  54,829           68,717
                                                                  --------------   --------------
 Total long term liabilities                                           3,884,629        2,456,947

 STOCKHOLDERS' EQUITY:
          Common stock, $0.20 par value, 25,000,000 shares
          authorized, 10,599,564 and 8,687,106 shares issued,
          respectively                                                 2,119,913        2,119,913
          Stock Subscriptions Receivable                               --               (236,000)
          Additional paid-in capital                                  13,688,119       13,688,119
          Accumulated deficit                                        (4,075,470)      (3,559,011)
          Foreign currency translation adjustment                       (67,277)        (67, 277)
                                                                  --------------   --------------
          Total stockholders' equity                                  11,665,285       11,945,744
                                                                  --------------   --------------
 COMMITMENTS AND CONTINGENCIES
                                                                  --------------   --------------
          Total liabilities and stockholders' equity                 $19,560,105      $18,322,444
                                                                  ==============   ==============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                  (Unaudited)


                                                    Three Months Ended
                                                          March 31,
                                                    1996              1995
                                            ---------------------------------
 REVENUES                                     $1,392,749          $1,911,763

 COST OF SALES                                 1,443,269           1,363,596
                                            ------------          ----------

          Gross margin                           (50,520)            548,167

 SELLING, GENERAL AND
     ADMINISTRATIVE                              372,755             361,670
                                           -------------         -----------

          Operating profit/(loss)               (423,275)            186,497

 OTHER INCOME (EXPENSE):
          Interest expense, net                  (93,184)             (7,130)
          Other income, net                          --                  215


 INCOME (LOSS) BEFORE
   INCOME TAXES                               $ (516,459)           $179,582
                                            ------------         -----------


 INCOME TAXES                                   --                    --


 NET INCOME (LOSS)                            $ (516,459)           $179,582
                                            ============         ===========

 NET INCOME (LOSS) PER SHARE

                                              $    (0.05)           $   0.02
                                           =============         ===========

 AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING                                10,599,564           9,951,889
                                             ===========      ==============


             The accompanying notes are an integral part of these
                      consolidated financial statements.

STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
               (Unaudited)

                                                                                                  Three Months Ended
                                                                                                        March 31,
                                                                                                1996                1995
                                                                                       ------------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 NET INCOME/(LOSS)                                                                          $  (516,459)             $ 179,582
      Adjustments to reconcile net income/(loss) to net cash used in operating activities -
          Depreciation and amortization                                                         210,011                157,548
      Changes in assets and liabilities -
          Increase in accounts receivable                                                      (457,115)             (518,391)
          Decrease (increase) in inventories                                                      6,537               193,103
          Decrease (increase) in prepaid expenses and other current assets                       41,437               (53,335)
          (Decrease) increase in accounts payable and accrued liabilities                       (92,149)              (29,950)
                                                                                      -----------------     -----------------
          Total adjustments to net income (loss)                                               (291,279)             (251,025)
                                                                                       ----------------      ----------------
          Net cash used in operating activities                                           $    (807,738)          $   (71,443)
                                                                                       ================      ================

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Gain on pulp hedge contract                                                             --                     (310,824)
      Purchases of property and equipment                                                      (648,508)             (609,629)
      Increase in deferred financing costs and other                                           (306,072)             (140,298)
                                                                                       ----------------      ----------------
      Net cash used in investing activities                                                    (954,580)           (1,060,751)
                                                                                       ----------------      ----------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from subordinated notes                                                        1,300,000             1,200,000
      Proceeds from issuance of warrants                                                      --                      850,000
      Shareholder advances                                                                    --                      838,500
      Repayment of advances from shareholders                                                 --                   (1,500,279)
      Proceeds from revolving line of credit                                                  1,808,432             --
      Repayments of revolving line of credit                                                 (1,625,404)            --
      Payments received on stock subscriptions receivable                                       236,000             --
      Proceeds from term loans                                                                  232,500             --
      Repayments of term loans                                                                  (90,930)            --
      Principal payments under capital leases                                                   (14,328)              (14,136)
                                                                                     ------------------      ----------------
      Net cash provided by financing activities                                               1,846,270             1,374,085
                                                                                       ----------------       ---------------
 NET INCREASE (DECREASE) IN CASH                                                                 83,952               241,891
 CASH, beginning of period                                                                      141,557                18,739
                                                                                       ----------------     -----------------
 CASH, end of period                                                                     $      225,509         $     260,630
                                                                                       ================      ================



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

Interim Financial Information

The consolidated interim financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1996 and the consolidated results of operations and the cash flows for the three months ended March 31, 1996 and 1995.

Inventories

Inventories are stated at the lower of cost or market using the average cost method. The finished goods inventories include materials, direct labor and plant overhead.

Property and Equipment

In March 1995, the Financial Accounting Standards Board issued statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (FAS 121). The Company has adopted FAS 121 and has completed the analysis required by FAS 121. The adoption of FAS 121 did not materially affect the Company's consolidated results of operations or its financial condition.

Property and equipment are recorded at cost. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of the applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred. Due to the trend in market prices of saturated felt paper and the increase in raw material costs through the first eight months of 1994, management elected to temporarily suspend manufacture of saturated felt in August 1994 and redirect production and sales efforts to dry felt. Management believes that the current market prices and raw material costs of dry felt offer the Company its best opportunity to achieve profitable operations. Management also believes, however, that its investment in its two saturated lines of approximately $1.5 million is fully realizable because it intends to restart production of saturated felt when the market conditions for saturated felt paper and its related raw materials improve. Such conditions would result in production of saturated felt at a profitable level. The Company is also discussing long-term contracts with customers at terms which assure profitable operations. There is no assurance that market conditions will improve in the foreseeable future or that the Company can successfully negotiate long-term contracts to enable it to manufacture saturated felt paper at profitable levels. Management will continue to evaluate its investment in the saturated felt production equipment and record adjustments to the carrying value, if any, in the period in which it were to determine that such carrying value is permanently impaired.

Deferred Costs and Other, Net

Deferred costs and other, net, include organization costs and deferred acquisition and financing costs in 1996 and 1995. The organization costs are being amortized over a five-year period on a straight-line basis. The deferred acquisition costs will be added to the cost of the assets acquired after the acquisition is completed. Deferred financing costs are being amortized over the life of the related respective financing obtained.

Income Taxes

The Company files a consolidated federal income tax return using the accrual basis of accounting.

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

Earnings (Loss) Per Common Share

The computation of earnings or loss per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings (loss) per share was 10,599,564 for the quarter ended March 31, 1996 and 9,951,889 for the quarter ended March 31, 1995. Primary and fully diluted earnings per share are the same for each of these years.

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

3. PROPERTY AND EQUIPMENT, NET:

The Company's property and equipment consisted of the following:

                                                                                          March 31,           December 31,
                                                                  Useful Life               1996                 1995
                                                                 -----------                ----                 ----
 Machinery, equipment and vehicles                                5 - 12 years          $16,550,114           $15,906,470
 Buildings                                                        25 years                  855,216               855,216
 Computer and office equipment                                    5 years                   716,107               711,244
 Land improvements                                                5 years                   140,427               140,427
 Machinery, equipment and vehicles                                2 - 5 years               236,703               236,703
   under capital leases
 Land                                                                                       215,000               215,000
                                                                                            -------               -------
                                                                                         18,713,567            18,065,060
 Less- Accumulated depreciation and amortization                                         (1,976,810)           (1,769,623)
                                                                                        -----------           -----------
                                                                                        $16,736,757           $16,295,437
                                                                                        ===========           ===========

4. DEFERRED COSTS AND OTHER, NET:

The Company's deferred costs and other, net, consisted of the following:

                                                                               March 31,          December 31,
                                                                                 1996                1995
                                                                                 ----                ----
            Deferred acquisition costs                                     $    269,267             $  11,004
            Deferred financing costs                                            188,788               170,404
            Deposits                                                            102,190                73,190
             Patents                                                             25,454                25,029
            Organization costs                                                   82,291                82,291
            Less- Accumulated amortization                                     (78,380)              (75,556)
                                                                            ----------            ----------
                                                                            $   589,610           $   286,362
                                                                            ===========           ===========

  5.     DEBT:

The Company's debt consisted of the following at:                                                    March 31,         December 31,
                                                                                                       1996                1995
                                                                                                       ----                ----
                 Subordinated notes payable, 10.75% interest due, due 12/31/98                      $2,500,000         $1,200,000
                 STEPHENS:
                          Term loan, prime +3% interest, due 5/31/98                                   816,500            846,050
                          Revolving line of credit, prime + 3% interest                                689,624            520,274
                 CANADIAN FACILITY:
                          Term loan, prime + 2.5% interest, due 5/31/98                                856,500            680,250
                          Revolving line of credit, prime +2.5% interest                               364,182            355,635
                 Capitalized lease obligations bearing interest at rates from 10% to 18%
                   maturing between 1996 and 2000, secured by underlying machinery,
                   vehicles and computer equipment.                                                     95,036            120,619
                                                                                                       -------            -------
                                                                                                     5,321,842          3,722,828
                 Less- Current maturities                                                           (1,437,213)        (1,265,881)
                                                                                                    ----------         ----------
                                                                                                    $3,884,629         $2,456,947
                                                                                                    ==========         ==========

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

Interest paid for the three months ended March 31, 1996 and 1995, was $96,134 and $7,165, respectively.

6.  COMMITMENTS AND CONTINGENCIES:

Litigation

The Company is not a party to any material legal proceedings, other than various routine claims and disputes arising in the normal course of the Company's business. The Company does not believe that such claims and disputes, individually or in the aggregate, will have a material adverse effect on the Company's operations or financial condition.

During 1995, the Company entered into sales contracts (the Sales Contracts) with three of its major customers. Under terms of the Sales Contracts, the customers are required to purchase tonnage in the aggregate which approximates 86% of the Company's production, for a period of eighteen months at prices based upon the mix of raw materials used in the manufacture of the dry felt and the market price of the raw materials.

During 1995, the Company entered into an agreement with the Sierra Club (Sierra) and the Arkansas Department of Pollution Control and Ecology (ADPCE) to settle claims brought by those parties concerning non-toxic discharges in excess of state water permits for the Stephens, Arkansas mill. In 1995, the Company paid a civil penalty to ADPCE and contributed $55,000 to environmental projects in the state of Arkansas as a result of the agreement with ADPCE and Sierra. The Company received approval from the ADPCE and the state health department to construct a closed loop system to bring the Company in compliance with permit allowances. The closed loop system was completed March 27, 1996 and testing of the system has begun.

7.  PULP HEDGE CONTRACT:

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

As a result of continued concern about rising raw material costs and the uncertainty of the success of the OCC gathering operations of Striker Services
(SSC), the Company entered into a pulp hedge contract (the Hedge) effective July 1, 1994, to effectively hedge against rising raw material prices. The terms of the Hedge provided for a term of five years and for a fixed notional amount which would be an approximation of Striker Paper's pulp needs for production in Stephens, Arkansas. The Hedge provided that the amount of net gain or loss, as applicable, would be equivalent to the difference between the designated strike price, as set forth in the Hedge contract, and the Company's imputed cost. The Hedge provided that SSC's imputed cost would be the lessor of: (i) SSC's cash cost (as defined) or (ii) as percent of the market price for OCC as quoted in industry publications. The Hedge was canceled by the Company effective July 1, 1995. No activity has been recorded since July 1, 1995. For the quarter ended March 31, 1995, the Company had a gain from the Hedge of $310,824. In prior periods, the gain from the Hedge had been recorded as reduction of cost of goods sold. The Company received payment on December 31, 1995 and December 22, 1995 for the Hedge balance outstanding.

8.  ASSET PURCHASE OF THOROLD MILL

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

The physical properties and assets purchased had formerly been used to manufacture dry felt paper, but had not been in operation and had been idled and wholly inactive for more than two years preceding their purchase by the Company. The Company has reactivated the idled dry felt mill and will produce dry felt at Thorold, Ontario, Canada for sale to parties in the roofing industry.

9.  SUBSEQUENT EVENTS:

On April 25, 1996, the Company signed an agreement to combine in a merger transaction with one of the largest privately- owned manufactuters of asphalt shingles and built up roofing. The transaction, if completed, would create a combined company with annual revenues in excess of $300 million. The transaction is contingent upon completion of due diligence, approval by stockholders of the combining companies, the securing of $160 million in debt and equity financing to fund the acquisition, including the assumption and refinancing of debt, and certain governmental approvals. The transaction is planned for closing by August 1996. Following closing of the transaction, stockholders' equity of the combined companies is projected to be approximately $50 million.

OCC has been readily available to the Company over the last six months from third parties at prices which are below the collection costs experienced by SSC over the same period. Like many companies engaged in the collection of recycled fibers, the Company has elected to reduce its current exposure to the vagaries of OCC pricing vis-a-vis SSC's current collection cost structure. Management has maintained relationships with third party OCC vendors and believes it can purchase OCC from these vendors during the near term at costs below those recently experienced by SSC. However, there can be no assurances that OCC prices will not increase.

Effective April 1, 1996, the Company sold 100% of the outstanding shares of its subsidiary, Striker Services, for consideration equal to the adjusted net book value of Stiker Services after giving affect to the capitalization of the intercompany account payable owing to the Company by Striker Services. The consideration is evidenced by the promissory note of the purchaser, bearing interest at the rate of 8% per annum. The principal of the note is payable on or before April 1, 1999 and interest is payable in quarterly installments commencing June 30, 1996. Payment of the note is secured by the purchaser's pledge and grant of a security interest in favor of the Company in the shares sold.

The following capsule information represents the Company's consolidated operating results on a pro-forma basis excluding the operations of SSC for the quarter ended March 31, 1996.

          PRO-FORMA MARCH 31, 1996 RESULTS ADJUSTED FOR DIVESTURE OF
                             RECYCLING OPERATIONS

 Gross margin                                   $   61,540
 Operating loss                                 $ (256,656)
 Net Loss                                       $ (349,840)

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-Q:

Results of Operations

                                                                          Three Months Ended
                                                                             March 31,
                                                                     1996                     1995
                                                                  ----------               -----------
   Revenue                                                        $1,392,749               $ 1,911,763
   Cost of Sales                                                   1,443,269                 1,363,596
                                                                   ---------                 ---------
   Gross Margin                                                      (50,520)                  548,167
   Selling, general and                                              372,755                   361,670
    administrative                                             -------------           ---------------

   Operating profit/(loss)                                          (423,275)                  186,497
   Interest expense, net                                             (93,184)                   (7,130)
   Other income                                                         -                          215
                                                               -------------           ---------------
   Net profit/(loss) before
       income taxes                                                $ (516,459)              $  179,582
                                                               ==============          ===============

COMPARISON OF QUARTERS ENDED MARCH 31, 1996 AND 1995

First quarter results in the roofing industry are the weakest due to seasonality of demand. First quarter 1996 was particularly slow due to an unusually long and cold winter. First quarter 1995 was particularly warm however, and therefore, slaes were stronger than typical. The Company expects that the remainder of 1996 will be unusually strong due to winter roof damage and a backlog of reroofing delayed by the harsh winter.

Sales for the quarter ended March 31, 1996 were $1,392,749, a decrease of $519,014 from sales of $1,911,763 for the quarter ended March 31, 1995. The decrease in sales is primarily due to a decrease in units (tons) sold and a decrease in the average realized sales price of dry felt.

Gross margin decreased to a negative $50,520 (3.6 percent of total sales for the quarter ended March 31, 1996) from a gross margin of $548,167 (28.7 per cent of total sales for the quarter ended March 31, 1995). The decrease in gross margin is primarily due to an increase in repairs and maintenance, lower realized sales prices for dry felt and no pulp hedge gain was realized in the 1996 period.

Selling, general and administrative expenses increased by $11,085 (3.1 percent) to $372,755 for the quarter ended March 31, 1996, from $361,670 for the quarter ended March 31, 1995. This increase was due to an increase in various supplies, other miscellaneous expenses related to the Company's corporate development and an upgrade of Company's telephone and data line system.


Interest expense, net, increased to $93,184 for the quarter ended March 31, 1996, from $7,130 for the quarter ended March 31, 1995. This increase is due to the financing agreements (the Stephens facility and the Canadian facility) entered into during the year and an additional subordinated note payable.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization.

Cash Flows - Comparison of Quarters Ended March 31, 1996 and March 31, 1995

Cash flows used by operating activities increased to $807,738 for the quarter ended March 31, 1996 from $71,443 for the quarter ended March 31, 1995. This increase in primarily due to the increase in operating losses.

Cash flows used in investing activities decreased to $954,580 for the quarter ended March 31, 1996 from $1,060,751 for the quarter ended March 31, 1995. This decrease in primarily due the result of no gain recorded from the pulp hedge contract, however, this decrease was partially offset by the increase in deferred acquisition and financing costs.

Cash flows provided by financing activities increased to $1,846,270 for the quarter ended March 31, 1996 from $1,374,085 for the quarter ended March 31, 1995. This increase is primarily due to the funding from the Company's existing debt facilities (revolving lines of credit and fixed-asset lines of credit) and funds received for the stock subscriptions.

Liquidity and Capital Resources

For the quarter ended March 31, 1996, the Company had an operating loss and experienced short term liquidity concerns.

The Company experienced a decrease in current liabilities for the quarter ended March 31, 1996 from the year ended December 31, 1995. Although the Company experienced a slight decrease in current liabilities, the Company still has a working capital deficit of $1,776,453. The balance of current liabilities is primarily due to capital improvements at the Thorold and Stephens Mills and corporate development activities not funded by the Company's existing debt facilities.

After having been idled for two years by its previous owners, the Thorold Mill needed extensive capital improvements, additions and repairs. These necessary capital improvements, additions and repairs were partially financed. However, since the plant was idled while the improvements were made, there was no production. The Company's cash resources were limited and consequently the balance of the project was financed by increasing current liabilities. As of the date of this report, the Canadian projects are near completion and management expects production to begin in the near future.

Several capital improvements were made to the Stephens Mill during the year ended December 31, 1995. The improvements and additions made were necessary to improve efficiency and meet regulatory requirements. These improvements were only partially financed. As of the date of this report, the Company is benefiting from the capital improvements made and is producing paper more efficiently. In addition, the improvements necessary to meet the regulatory requirements have been completed and are in the final testing stages of the project.

Management believes that the improvements made to the Stephens and Thorold Mills will benefit the operations of the Company. The improvements to the plants will allow production of varying grades of paper (lightweight, medium weight and heavyweight) more efficiently. This will allow the Company to produce paper for all geographic markets. In addition, the plants are geographically dispersed to facilitate distribution to the midwest, southwest, southeast and northeast markets.

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

For the Quarter Ended March 31, 1996, the Company issued $1,300,000 of 10.25% Subordinated Notes (the 1996 Notes) to seven purchasers. The proceeds of the 1996 Notes were used for working capital needs.

Effective April 1, 1996, the Company sold 100% of the outstanding shares of its subsidiary, Striker Services, for consideration equal to the adjusted net book value of Stiker Services after giving affect to the capitalization of the intercompany account payable owing to the Company by Striker Services. The consideration is evidenced by the promissory note of the purchaser, bearing interest at the rate of 8% per annum. The principal of the note is payable on or before April 1, 1999 and interest is payable in quarterly installments commencing June 30, 1996. Payment of the note is secured by the purchaser's pledge and grant of a security interest in favor of the Company in the shares sold.

The following capsule information represents the Company's consolidated operating results on a pro-forma basis excluding the operations of SSC for the quarter ended March 31, 1996.

          PRO-FORMA MARCH 31, 1996 RESULTS ADJUSTED FOR DIVESTURE OF
                             RECYCLING OPERATIONS

 Gross margin                                   $   61,540
 Operating loss                                 $ (256,656)
 Net Loss                                       $ (349,840)

Management believes its existing funds, its cash generated by current operations and collections on sales and its existing financial arrangements will adequately fund the cash needs of the Company's operations during the next year with the sales of Striker Services and further operational realignment.
In order to meet the cash requirements of the Company's operations during the next year, the Company must begin production at the Thorold plant and operate within budget to be able to achieve profitable margins. However, to continue to expand its business and meet working capital requirements, the Company may need to borrow additional amounts or obtain an additional third-party credit facility. The Company currently has two existing credit lines, consisting of revolving lines of credit and term loans collateralized by receivables, inventories, and fixed assets. The Company remains flexible to pursue alternative financing arrangements which might include private or public sales of equity or debt securities.

The accompanying financial statements have been prepared based on the assumption that the Company will be able to continue operations. An international investor has agreed to provide additional financial support in the event the Company does not have available cash or cash equivalents to meet its then current obligations and continue its normal business operations. This additional support, not exceeding in the aggregate $3,000,000, during an 18-month period ending September 30, 1996, would only be provided if liquid assets or financing from other sources cannot be arranged. As of March 31, 1996, no cash has been received from the investor pursuant to this agreement.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including successful operation of its dry felt (and ultimately saturating) lines, penetration of existing and new markets at profitable margin and volume levels and cash liquidity.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to any pending proceeding, nor is any of its property subject to any legal proceeding


Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.


Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

    (1) On February 25, 1996, the Company issued $1,300,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 Notes") to seven international investors, three of which are stockholders. The 1996 Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 Notes were used for working capital needs.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         None.

    (b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1996:

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                      STRIKER INDUSTRIES, INC.



DATE:        May 16, 1996             BY:       /s/ David A. Collins
       -------------------------          -------------------------------------
                                                    David A. Collins
                                                    Chief Executive Officer






DATE:        May 16, 1996             BY:       /s/ Matthew D. Pond
       -------------------------         -------------------------------------
                                                    Matthew D. Pond
                                                    Chief Financial Officer

                              INDEX TO EXHIBITS



27 --           Financial Data Schedule