Form 10-Q
period 1996-06-30
STRIKER INDUSTRIES INC
filed 1996-08-14
CIK 352944

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



   [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          SECURITIES ACT OF 1934

                For the Quarterly Period Ended June 30, 1996

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

As of August 12, 1996, there were 10,924,564 shares of Common Stock, par value $0.20 per share, outstanding and no shares of Preferred Stock, par value $0.20 per share, were outstanding.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.                               FINANCIAL INFORMATION                               PAGE NO.
- -------                               ---------------------                               --------
Item 1.                        Financial Statements

                               Consolidated Balance Sheet                                     3

                               Consolidated Statements of Operations                          4

                               Consolidated Statements of Cash Flows                          5

                               Notes to Consolidated Financial Statements                     6

Item 2.                        Management's Discussion and Analysis of
                               Financial Condition and Results of Operations                 13



PART II.                       OTHER INFORMATION
- --------                       -----------------


Item 1.                        Legal Proceedings                                             18

Item 2.                        Changes in Securities                                         18

Item 3.                        Defaults Upon Senior Securities                               18

Item 4.                        Submission of Matters to a
                               Vote of Security Holders                                      18

Item 5.                        Other Information                                             18

Item 6.                        Exhibits and Reports on Form 8-K                              18


SIGNATURES                                                                                   19
- ----------


PART I  -  FINANCIAL INFORMATION
Item 1:    Financial Statements


                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS

                                                                       June 30,       December 31,
                                                                         1996             1995
                                                                       --------       ------------
                                                                      (Unaudited)
                             ASSETS
   CURRENT ASSETS:
          Cash and cash equivalents                                  $    16,556       $  141,557
          Cash, restricted as to use                                     360,000          360,000
          Accounts receivable -
              Trade                                                      510,088          403,742
              Other                                                      640,074          152,731
          Inventories -
              Raw materials                                               28,286           41,073
              Finished goods                                             143,454          130,910
              Spare parts and supplies                                   242,943          247,875
          Prepaid expenses and other current assets                      219,270          262,757
                                                                     -----------      -----------
          Total current assets                                         2,160,671        1,740,645
 PROPERTY AND EQUIPMENT, net                                          16,098,712       16,295,437
 DEFERRED COSTS AND OTHER, net                                         2,036,048          286,362
                                                                     -----------      -----------
          Total assets                                               $20,295,431      $18,322,444
                                                                     ===========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY
 CURRENT LIABILITIES:
          Trade accounts payable                                     $ 2,122,882      $ 2,438,271
          Accrued liabilities                                            324,760          215,602
          Revolving lines of credit                                      639,234          875,909
          Current portion of term loans                                  343,200          338,069
          Current obligations under capital leases                        50,439           51,902
                                                                     -----------      -----------
 Total current liabilities                                             3,480,515        3,919,753
 LONG-TERM LIABILITIES:
          Notes payable to affiliates                                  3,800,000        1,200,000
          Term loans, net of current portion                           1,529,000        1,188,230
          Capital leases                                                  44,969           68,717
                                                                     -----------      -----------
 Total long term liabilities                                           5,373,969        2,456,947

 STOCKHOLDERS' EQUITY:
          Common stock, $0.20 par value, 25,000,000 shares
          authorized, 10,924,564 and 10,599,564 shares issued,
          respectively                                                 2,184,913        2,119,913
          Stock Subscriptions Receivable                                      --         (236,000)
          Stock Subscriptions Receivable - employees                    (275,000)              --
          Additional paid-in capital                                  14,098,119       13,688,119
          Accumulated deficit                                         (4,514,773)      (3,559,011)
          Foreign currency translation adjustment                        (52,312)        (67, 277)
                                                                     -----------      -----------
          Total stockholders' equity                                  11,440,947       11,945,744
                                                                     -----------      -----------
 COMMITMENTS AND CONTINGENCIES
          Total liabilities and stockholders' equity                 $20,295,431      $18,322,444
                                                                    ============      ===========

  The accompanying notes are an integral part of these consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                            Three Months Ended                        Six Months Ended
                                                                  June 30,                                June 30,
                                                       1996                   1995              1996                   1995
                                                   ---------------------------------------------------------------------------
 REVENUES                                          $ 1,669,712             $2,186,794        $ 3,062,461            $4,098,556

 COST OF SALES                                       1,498,748              1,958,996          2,942,017             3,322,592
                                                   -----------              ---------        -----------            ----------
          Gross margin                                 170,964                227,798            120,444               775,964
 SELLING, GENERAL AND
     ADMINISTRATIVE                                    462,851                393,871            835,606               755,540
                                                   -----------             ----------        -----------            ----------

          Operating profit/(loss)                     (291,887)              (166,073)          (715,162)               20,424

 OTHER INCOME (EXPENSE):
          Interest expense, net                       (147,415)               (62,581)          (240,600)              (69,711)
          Other income, net                                 --                 17,416                 --                17,631

 LOSS BEFORE INCOME TAXES                             (439,302)              (211,238)          (955,762)              (31,656)

 INCOME TAXES                                               --                     --                 --                    --

 NET LOSS                                          $  (439,302)            $ (211,238)       $  (955,762)           $  (31,656)
                                                   ===========             ==========        ===========            ==========

 NET LOSS PER SHARE                                $     (0.04)            $    (0.02)       $     (0.09)           $    (0.01)
                                                   ===========             ==========        ===========            ==========

 AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING                                      10,856,786              9,629,707         10,728,175             9,161,011
                                                   ===========             ==========        ===========            ==========


  The accompanying notes are an integral part of these consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Six Months Ended
                                                                                                         June 30,
                                                                                                1996                1995
                                                                                          ------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS                                                                                   $  (955,762)          $   (31,656)
      Adjustments to reconcile net income/(loss) to net cash used in operating activities -
          Depreciation and amortization                                                         243,620               344,219
      Changes in assets and liabilities -
          Increase in accounts receivable                                                      (523,689)             (552,489)
          Decrease in inventories                                                                 5,175               189,969
          Decrease (increase) in prepaid expenses and other current assets                       43,487               (67,829)
          (Decrease) increase in accounts payable and accrued liabilities                      (206,230)              434,502
                                                                                            -----------           -----------
          Total adjustments to net income (loss)                                               (437,637)              348,372
                                                                                            -----------           -----------
          Net cash used in operating activities                                              (1,393,399)              316,716
                                                                                            -----------           -----------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Gain on pulp hedge contract                                                                 --                 (467,774)
      Appreciation on marketable securities                                                       --                    6,822
      Redemption(purchase) of certificate of deposit                                              --                 (425,000)
      Purchases of property and equipment                                                      (591,618)           (2,157,647)
      Increase in deferred acquisition costs                                                   (564,734)            --
                                                                                            -----------           -----------
      Net cash used in investing activities                                                  (1,156,352)           (3,043,599)
                                                                                            -----------           -----------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from subordinated notes                                                        2,600,000             1,200,000
      Proceeds from issuance of warrants                                                          --                  879,000
      Proceeds from exercise of warrants                                                          --                  973,336
      Proceeds from issuance of common stock                                                    200,000                 --
      Shareholder advances                                                                        --                1,188,500
      Repayment of advances from shareholders                                                     --               (2,005,618)
      Proceeds from revolving line of credit                                                  2,871,175             1,865,000
      Repayments of revolving line of credit                                                 (3,107,884)           (1,338,404)
      Deferred and other costs paid                                                            (695,229)                --
      Payments received on stock subscriptions receivable                                       236,000                 --
      Proceeds from term loans                                                                  517,500               590,000
      Repayments of term loans                                                                 (171,600)              (23,408)
      Principal payments under capital leases                                                   (25,212)              (24,723)
                                                                                            -----------           -----------
      Net cash provided by financing activities                                               2,424,750             3,303,683
                                                                                            -----------           -----------
 NET INCREASE (DECREASE) IN CASH                                                               (125,001)              576,800
 CASH, beginning of period                                                                      141,557                18,739
                                                                                            -----------           -----------
 CASH, end of period                                                                        $    16,556           $   595,539
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

Interim Financial Information

The consolidated interim financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1996 and the consolidated results of operations and the cash flows for the six months ended June 30, 1996 and 1995.

Inventories

Inventories are stated at the lower of cost or market using the average cost method. The finished goods inventories include materials, direct labor and plant overhead.

Property and Equipment

In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-lived Assets and for Long-lived Assets to be Disposed of (FAS 121). The Company has adopted FAS 121 and the adoption of FAS 121 did not materially affect the Company's consolidated results of operations or its financial condition.

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

Deferred Costs and Other, Net

Deferred costs and other, net, include organization costs and deferred acquisition and financing costs in 1996 and 1995. The organization costs are being amortized over a five-year period on a straight-line basis. For the quarter ended June 30, 1996, the Company's organizational costs have been fully amortized. The deferred acquisition costs will be added to the cost of the assets acquired after the acquisition is completed. Deferred financing costs are being amortized over the life of the related respective financing obtained.

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

Earnings (Loss) Per Common Share

The computation of earnings or loss per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings (loss) per share was 10,856,786 and 10,728,175 for the quarter and six months ended June 30, 1996, respectively and 9,629,707 and 9,161,011 for the quarter and six months ended June 30, 1995. Primary and fully diluted earnings per share are the same for each of these years.

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

2. PROPERTY AND EQUIPMENT, NET:

The Company's property and equipment consisted of the following:

                                                                                          June 30,           December 31,
                                                                  Useful Life               1996                 1995
                                                                  -----------             --------           -------------
 Machinery, equipment and vehicles                                5 - 12 years          $16,287,034           $15,906,470
 Buildings                                                        25 years                  773,888               855,216
 Computer and office equipment                                    5 years                   722,094               711,244
 Land improvements                                                5 years                    75,112               140,427
 Machinery, equipment and vehicles                                2 - 5 years               236,703               236,703
   under capital leases
 Land                                                                                       215,000               215,000
                                                                                         ----------           -----------
                                                                                         18,309,831            18,065,060
 Less-Accumulated depreciation and amortization                                          (2,211,119)           (1,769,623)
                                                                                        -----------           -----------
                                                                                        $16,098,712           $16,295,437
                                                                                        ===========           ===========

3. DEFERRED COSTS AND OTHER, NET:

The Company's deferred costs and other, net, consisted of the following:

                                                                             June 30,              December 31,
                                                                               1996                    1995
                                                                           ------------            -----------
            Deferred acquisition costs                                    $     575,738           $    11,004
            Deferred financing costs, net                                       879,403               170,404
            Deposits                                                             68,276                73,190
            Note receivable - TR Recycling                                      489,723                 --
            Patents                                                              25,454                25,029
            Less-Accumulated amortization - patents                              (2,546)                --
            Organization costs                                                   78,025                82,291
            Less-Accumulated  amortization - organizational costs               (78,025)              (75,556)
                                                                          -------------           -----------
                                                                          $   2,036,048           $   286,362
                                                                          =============           ===========



4.     DEBT:

The Company's debt consisted of the following at:                                  June 30,          December 31,
                                                                                     1996                1995
                                                                                  -----------        ------------
Subordinated notes payable, 10.75% interest due, due 12/31/98                      $3,800,000         $1,200,000
STEPHENS:
         Term loan, prime (8.25%) +3% interest, due 5/31/98                           786,950            846,050
         Revolving line of credit, prime + 3% interest                                287,643            520,274
CANADIAN FACILITY:
         Term loan, prime (6.50%) + 2.5% interest, due 5/31/98                      1,085,250            680,250
         Revolving line of credit, prime +2.5% interest                               351,591            355,635
Capitalized lease obligations bearing interest at rates from 10% to 18%
  maturing between 1996 and 2000, secured by underlying machinery,
  vehicles and computer equipment.                                                     95,408            120,619
                                                                                      -------            -------
                                                                                    6,406,842          3,722,828
Less- Current maturities                                                           (1,032,873)        (1,265,881)
                                                                                  -----------        -----------
                                                                                   $5,373,969         $2,456,947
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

During the Quarter Ended June 30, 1996, the Canadian Lender temporarily suspended principal on the Canadian Facility and refunded Striker Canada all principal payments made (covering a period from December, 1995 through April, 1996) totaling $125,000 Canadian. This principal refund was prompted by the Canadian mill being idled during this period while capital improvement projects were completed. Principal payments resumed May 1, 1996.

Interest paid for the three months and six months, respectively, ended June 30, 1996 and 1995, was $96,134 and $10,982, respectively.

5.  CUSTOMER CONTRACTS:

During 1995, the Company entered into sales contracts (the Sales Contracts) with three of its major customers. Under terms of the Sales Contracts, the customers are required to purchase tonnage in the aggregate which approximates 86% of the Company's production of the Stephens mill, for a period of eighteen months at prices based upon the mix of raw materials used in the manufacture of the dry felt and the market price of the raw materials.

6. COMMITMENTS AND CONTINGENCIES:

The Company is not a party to any material legal proceedings, other than various routine claims and disputes arising in the normal course of the Company's business. The Company does not believe that such claims and disputes, individually or in the aggregate, will have a material adverse effect on the Company's operations or financial condition.

During 1995, the Company entered into an agreement with the Sierra Club (Sierra) and the Arkansas Department of Pollution Control and Ecology (ADPCE) to settle claims brought by those parties concerning non-toxic discharges in excess of state water permits for the Stephens, Arkansas mill. In 1995, the Company paid a civil penalty to ADPCE and contributed $55,000 to environmental projects in the state of Arkansas as a result of the agreement with ADPCE and Sierra. The Company received approval from the ADPCE and the state health department to construct a closed loop system to bring the Company in compliance with permit allowances. The closed loop system was completed March 27, 1996. The Company began testing of the closed loop system in April. On June 27, 1996, an inspector from the ADPCE performed an inspection in accordance with the provisions of the federal Clean Water Act, the Arkansas Water and Air Pollution Control Act, and the regulations promulgated thereunder. The inspection revealed that the Company was in compliance with the terms of its permit.

In conjuction with the work performed on the closed water loop system, the Company removed dirt and sludge from the bottom of the filtering ponds at the Stephens mill. The dirt and sludge removed from the filtering ponds was placed on an isolated area of land at the mill. The Company notified the ADPCE and requested approval for clean-up. The Company received approval from the ADPCE to re-cover and cap the sludge (the digging up and removal was not required). The Company began work on capping the sludge August 2, 1996. The Company anticipates that the project will be completed by August 31, 1996. The work being performed will bring the Company in compliance with provisions of its permit as provided by the ADPCE.

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

As a result of continued concern about rising raw material costs and the uncertainty of the success of the OCC gathering operations of Striker Services, the Company entered into a pulp hedge contract (the Hedge) effective July 1, 1994, to effectively hedge against rising raw material prices. The terms of the Hedge provided for a term of five years and for a fixed notional amount which would be an approximation of Striker Paper's pulp needs for production in Stephens, Arkansas. The Hedge provided that the amount of net gain or loss, as applicable, would be equivalent to the difference between the designated strike price, as set forth in the Hedge contract, and the Company's imputed cost. The Hedge provided that SSC's imputed cost would be the lessor of: (i) SSC's cash cost (as defined) or (ii) as percent of the market price for OCC as quoted in industry publications. The Hedge was canceled by the Company effective July 1, 1995. No activity has been recorded since July 1, 1995. For the six months ended June 30, 1995, the Company had a gain from the Hedge of $467,774. In prior periods, the gain from the Hedge had been recorded as reduction of cost of goods sold. The Company received payment on December 31, 1995 and December 22, 1995 for the Hedge balance outstanding.

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

The physical properties and assets purchased had formerly been used to manufacture dry felt paper, but had not been in operation and had been idled and wholly inactive for more than two years preceding their purchase by the Company. The Company activated the idled dry felt mill in July, 1995 to produce dry felt at Thorold, Ontario, Canada for sale to parties in the roofing industry. The dry felt mill's production was stopped so that necessary capital improvement projects could begin. These projects continued through April, 1996 and have been completed. The Company reactivated the dry felt mill on July 17, 1996.

9.  SALE OF SUBSIDIARY:

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

Effective April 1, 1996, the Company sold 100% of the outstanding shares of its subsidiary, Striker Services, for consideration equal to the adjusted net book value of Striker Services after giving affect to the capitalization of the intercompany account payable owing to the Company by Striker Services. The consideration is evidenced by the promissory note of the purchaser, bearing interest at the rate of 8% per annum. The principal of the note is payable on or before April 1, 1999 and interest is payable in quarterly installments beginning June 30, 1996. Payment of the note is secured by the purchaser's pledge and grant of a security interest in favor of the Company in the shares sold.

10.       SUBSEQUENT EVENTS:

On April 25, 1996, the Company signed an agreement to combine in a merger transaction with one of the largest privately-owned manufacturers of asphalt shingles and built up roofing. The transaction, if completed, would create a combined company with annual revenues in excess of $300 million. The transaction is contingent upon completion of due diligence, approval by stockholders of the combining companies, the securing of $160 million in debt and equity financing to fund the acquisition, including the assumption and refinancing of debt, and certain governmental approvals. Following closing of the transaction, stockholders' equity of the combined companies is projected to be approximately $50 million. The closing of the transaction has been extended in writing by mutual agreement of the parties to a date no later than November 1, 1996 from the originally anticipated closing deadline of no later than August 1, 1996.

On July 15, 1996, the Company issued $1,500,000 of 10.25% Subordinated Notes (the 1996 C Notes) to seven purchasers. The proceeds of the 1996 C Notes were used for working capital needs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-Q:

Results of Operations

                                            Three Months Ended                      Six Months Ended
                                                 June 30,                              June 30,
                                         1996               1995               1996               1995
                                      ----------          ----------        ----------          ----------
  Revenue                             $1,669,712          $2,186,794        $3,062,461          $4,098,556
  Cost of Sales                        1,498,748           1,958,996         2,942,017           3,322,592
                                      ----------          ----------        ----------          ----------
  Gross Margin                           170,964             227,798           120,444             775,964
  Selling, general and
      administrative                     462,851             393,871           835,606             755,540
                                      ----------          ----------        ----------          ----------

  Operating profit/(loss)               (291,887)           (166,073)         (715,162)             20,424
  Interest expense, net                 (147,415)            (62,581)         (240,600)            (69,711)
  Other income                            -                   17,416            -                   17,631
                                      ----------          ----------        ----------          ----------
  Net loss before
      income taxes                    $ (439,302)        $  (211,238)       $ (955,762)         $  (31,656)
                                      ==========         ===========        ==========          ==========

COMPARISON OF QUARTERS ENDED JUNE 30, 1996 AND 1995

First quarter results in the roofing industry are the weakest due to seasonality of demand. First quarter 1996 was particularly slow due to an unusually long and cold winter. First quarter 1995 was particularly warm however, and therefore, sales were stronger than typical. The affects of the long and cold winter extended into the second quarter of 1996. The roofing industry built up inventory levels during late 1995 into early 1996. This has resulted in supplies that exceeded demand resulting in flat realized sales prices. This has helped to create a weaker than typical second quarter. The Company expects that the remainder of 1996 will be strong due to an increase in demand due to a backlog of reroofing and an increase in new housing starts.

Sales for the quarter ended June 30, 1996 were $1,669,712, a decrease of $517,082 from sales of $2,186,794 for the quarter ended June 30, 1995. The decrease in sales is primarily due to a decrease in units (tons) sold and a decrease in the average realized sales price of dry felt.

Gross margin decreased to $170,964 (10.2 percent of total sales for the quarter ended June 30, 1996) from a gross margin of $227,798 (10.4 per cent of total sales for the quarter ended June 30, 1995). The decrease in gross margin is primarily due to an increase in utilities, lower realized sales prices for dry felt and no pulp hedge gain was realized in the 1996 period.

Selling, general and administrative expenses increased by $68,980 to $462,851 for the quarter ended June 30, 1996, from $393,871 for the quarter ended June 30, 1995. This increase was primarily due to an increase in payroll and related costs and professional fees that was partially offset by no expenses of Striker Services incurred or recorded for the quarter ended June 30, 1996 due to its sale.

Interest expense, net, increased to $147,415 for the quarter ended June 30, 1996, from $62,581 for the quarter ended June 30, 1995. This increase is due to the financing agreements (the Stephens facility and the Canadian facility) entered into during the year and additional subordinated notes payable.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND 1995

Sales for the six months ended June 30, 1996 were $3,062,461, a decrease of $1,036,095 from sales of $4,098,556 for the six months ended June 30, 1995.
The decrease in sales is primarily due to a decrease in units (tons) sold and a decrease in the average realized sales price of dry felt. Additionally, for the six months ended June 30, 1995, the Company realized approximately $180,000 of revenue due to the sale of saturated felt products in inventory. There were no sales of saturated products for the six months ended June 30, 1996.

Gross margin decreased to $120,444 (3.9 percent of total sales for the six months ended June 30, 1996) from a gross margin of $775,964 (18.9 per cent of total sales for the six months ended June 30, 1995). The decrease in gross margin is primarily due to an increase in utilities, lower realized sales prices for dry felt and no pulp hedge gain was realized in the 1996 period.

Selling, general and administrative expenses increased by $80,066 to $835,606 for the six months ended June 30, 1996, from $755,540 for the six months ended June 30, 1995. This increase was primarily due to an increase in payroll and payroll related costs, other miscellaneous expenses related to the Company's corporate development and an upgrade of Company's telephone and data line system that was partially offset by no expenses for Striker Services recorded for the quarter ended June 30, 1996 due to its sale.

Interest expense, net, increased to $240,600 for the six months ended June 30, 1996, from $69,711 for the six months ended June 30, 1995. This increase is due to the financing agreements (the Stephens facility and the Canadian facility) entered into during the year and additional subordinated notes payable.

CASH FLOWS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 1996 AND JUNE 30, 1995

Cash flows used by operating activities increased to $1,393,399 for the six months ended June 30, 1996 from cash flows provided by operating activities of $316,716 for the six months ended June 30, 1995. This increase in primarily due to the increase in operating losses, an increase in accounts receivable and a decrease in accounts payable and accrued liabilities.

Cash flows used in investing activities decreased to $1,156,352 for the six months ended June 30, 1996 from $3,043,599 for the six months ended June 30, 1995. This decrease in primarily due to the reduction in purchases of property and equipment and the result of no gain recorded from the pulp hedge contract, however, this decrease was partially offset by the increase in deferred acquisition costs.

Cash flows provided by financing activities decreased to $2,424,750 for the six months ended June 30, 1996 from $3,303,683 for the six months ended June 30, 1995. This decrease is primarily due to a reduction in shareholder activity, additional deferred cost payments and term loan and revolving lines of credit activity.

Liquidity and Capital Resources

For the six months ended June 30, 1996, the Company had an operating loss and experienced short term liquidity concerns.

The Company experienced a decrease in current liabilities for the six months ended June 30, 1996 from the year ended December 31, 1995. Although the Company experienced a slight decrease in current liabilities, the Company still has a working capital deficit of $1,319,844. The balance of current liabilities is primarily due to capital improvements at the Thorold and Stephens Mills and corporate development activities not funded by the Company's existing debt facilities.

After having been idled for two years by its previous owners, the Thorold Mill needed extensive capital improvements, additions and repairs. These necessary capital improvements, additions and repairs were partially financed. However, since the plant was idled while the improvements were made, there was no production. The Company's cash resources were limited and consequently the balance of the project was financed by increasing current liabilities. As of the date of this report, the Canadian projects are complete and production began on July 17, 1996. The Company anticipates that shipments will begin in early August, 1996.

Several capital improvements were made to the Stephens Mill during the year ended December 31, 1995 that extended into the six months ended June 30, 1996. The improvements and additions made were necessary to improve efficiency and meet regulatory requirements. These improvements were only partially financed. As of the date of this report, the Company is benefiting from the capital improvements made and is producing paper more efficiently. In addition, the improvements necessary to meet the regulatory requirements have been completed and were found in compliance with permits from an ADPCE inspection.

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

For the Quarter Ended June 30, 1996, the Company issued $1,300,000 of 10.25% Subordinated Notes (the 1996 B Notes) to seven purchasers. The proceeds of the 1996 B Notes were used for working capital needs.

Effective April 1, 1996, the Company sold 100% of the outstanding shares of its subsidiary, Striker Services, for consideration equal to the adjusted net book value of Stricker Services after giving affect to the capitalization of the intercompany account payable owing to the Company by Striker Services. The consideration is evidenced by the promissory note of the purchaser, bearing interest at the rate of 8% per annum. The principal of the note is payable on or before April 1, 1999 and interest is payable in quarterly installments. Payment of the note is secured by the purchaser's pledge and grant of a security interest in favor of the Company in the shares sold.

Management believes its existing funds, its cash generated by current operations and collections on sales and its existing financial arrangements will adequately fund the cash needs of the Company's operations during the next year with the sales of Striker Services and further operational realignment.
In order to meet the cash requirements of the Company's operations during the next year, the Company must maintain production at the Thorold plant and operate within budget to be able to achieve profitable margins. However, to continue to expand its business and meet working capital requirements, the Company may need to borrow additional amounts or obtain an additional third-party credit facility. The Company currently has two existing credit lines, consisting of revolving lines of credit and term loans collateralized by receivables, inventories, and fixed assets. The Company remains flexible to pursue alternative financing arrangements which might include private or public sales of equity or debt securities.

The accompanying financial statements have been prepared based on the assumption that the Company will be able to continue operations. An international investor has agreed to provide additional financial support in the event the Company does not have available cash or cash equivalents to meet its then current obligations and continue its normal business operations. This additional support, not exceeding in the aggregate $3,000,000, during an 18-month period ending September 30, 1996, would only be provided if liquid assets or financing from other sources cannot be arranged. As of June 30, 1996, no cash has been received from the investor pursuant to this agreement.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including successful operation of its dry felt (and ultimately saturating) lines, penetration of existing and new markets at profitable margin and volume levels and cash liquidity.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to any pending proceeding, nor is any of its property subject to any pending legal proceeding.

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

    (2) On June 15, 1996, the Company issued $1,300,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 B Notes") to seven international investors, three of which are stockholders. The 1996 B Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 B Notes were used for working capital needs.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         None.

    (b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1996:

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                      STRIKER INDUSTRIES, INC.



DATE:        August 14, 1996          BY:     /s/ David A. Collins
       ----------------------------       ------------------------------------
                                                  David A. Collins
                                                  Chief Executive Officer





DATE:        August 14, 1996          BY:     /s/ Matthew D. Pond
       ----------------------------       ------------------------------------
                                                  Matthew D. Pond
                                                  Chief Financial Officer

                               INDEX TO EXHIBIT


       EXHIBIT              DESCRIPTION
       -------              -----------
         27                 Financial Data Schedule