Form 10-Q
period 1996-09-30
STRIKER INDUSTRIES INC
filed 1996-11-19
CIK 352944

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C.  20549

                                   FORM 10-Q



         [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the Quarterly Period Ended September 30, 1996

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
(state or other jurisdiction of               (I.R.S. Employer Identification
incorporation or organization)                            Number)


                           ONE RIVERWAY, SUITE 2450
                             HOUSTON, TEXAS 77056
                   (Address of principal executive offices)
                                  (Zip Code)

                                (713) 622-4092
              (Company's telephone number, including area code)

                                NOT APPLICABLE
                  (Former name if changed since last report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements  for the past 90 days.   Yes   X   No
                                         ------   ------

As of November 14, 1996, there were 10,924,564 shares of Common Stock, par value $0.20 per share, outstanding and no shares of Preferred Stock, par value $0.20 per share, were outstanding.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.           FINANCIAL INFORMATION                                PAGE NO.
--------          ---------------------                                --------
Item 1.    Financial Statements

           Consolidated Balance Sheets                                    3

           Consolidated Statements of Operations                          4

           Consolidated Statements of Cash Flows                          5

           Notes to Consolidated Financial Statements                     7

Item 2.    Management's Discussion and Analysis of
           Financial Condition and Results of Operations                 15



PART II.          OTHER INFORMATION

Item 1.    Legal Proceedings                                             20

Item 2.    Changes in Securities                                         20

Item 3.    Defaults Upon Senior Securities                               20

Item 4.    Submission of Matters to a
           Vote of Security Holders                                      20

Item 5.    Other Information                                             20

Item 6.    Exhibits and Reports on Form 8-K                              21


SIGNATURES                                                               22

PART I  -  FINANCIAL INFORMATION

Item 1:    Financial Statements


                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                          CONSOLIDATED BALANCE SHEETS


                                                                     September 30,    December 31,
                                                                         1996             1995
                                                                     -------------    ------------
                                                                      (Unaudited)
                             ASSETS
                             ------
 CURRENT ASSETS:
          Cash and cash equivalents                                  $   184,218      $   141,557
          Cash, restricted as to use                                     360,000          360,000
          Accounts receivable -
              Trade                                                      832,841          403,742
              Affiliates                                                 563,945          152,731
              Other                                                      361,408               --
          Short term note receivable                                     489,723               --
          Inventories -
              Raw materials                                               45,031           41,073
              Finished goods                                             182,274          130,910
              Spare parts and supplies                                   245,288          247,875
          Prepaid expenses and other current assets                      346,790          262,757
                                                                     -----------      -----------
          Total current assets                                         3,611,518        1,740,645
 PROPERTY AND EQUIPMENT, net                                          16,256,685       16,295,437
 DEFERRED COSTS AND OTHER, net                                         2,031,455          286,362
                                                                     -----------      -----------
          Total assets                                               $21,899,658      $18,322,444
                                                                     ===========      ===========

 LIABILITIES AND STOCKHOLDERS' EQUITY

 CURRENT LIABILITIES:
          Trade accounts payable                                     $ 2,489,098      $ 2,438,271
          Accrued liabilities                                            609,985          215,602
          Revolving lines of credit                                      722,460          875,909
          Current portion of term loans                                  828,200          338,069
          Current obligations under capital leases                        49,844           51,902
                                                                     -----------      -----------
 Total current liabilities                                             4,699,587        3,919,753
 LONG-TERM LIABILITIES:
          Subordinated notes payable to affiliates                     5,300,000        1,200,000
          Term loans, net of current portion                           1,368,200        1,188,230
          Capital leases                                                  30,754           68,717
                                                                     -----------      -----------
 Total long term liabilities                                           6,698,954        2,456,947

 STOCKHOLDERS' EQUITY:
          Common stock, $0.20 par value, 25,000,000 shares
          authorized, 10,924,564 and 10,599,564 shares issued,
          respectively                                                 2,184,913        2,119,913
          Stock Subscriptions Receivable                                      --         (236,000)
          Stock Subscriptions Receivable - employees                    (275,000)              --
          Additional paid-in capital                                  14,098,119       13,688,119
          Accumulated deficit                                         (5,528,422)      (3,559,011)
          Foreign currency translation adjustment                         21,507         (67, 277)
                                                                     -----------      -----------
          Total stockholders' equity                                  10,501,117       11,945,744
                                                                     -----------      -----------
 COMMITMENTS AND CONTINGENCIES
                                                                     -----------      -----------
          Total liabilities and stockholders' equity                 $21,899,658      $18,322,444
                                                                     ===========      ===========


             The accompanying notes are an integral part of these
                      consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                         Three Months Ended                      Nine Months Ended
                                                           September 30,                           September 30,
                                                     1996                  1995              1996                1995
                                                ---------------------------------------------------------------------------
 REVENUES                                       $ 2,042,873           $ 2,407,595       $  5,105,334        $ 6,506,151

 COST OF SALES                                    2,028,688             1,869,473          4,970,706          5,192,065
                                                -----------           -----------       ------------        -----------
          Gross margin                               14,185               538,122            134,628          1,314,086
 SELLING, GENERAL AND
     ADMINISTRATIVE                                 787,008               644,218          1,622,614          1,399,758
                                                -----------           -----------       ------------        -----------

          Operating profit/(loss)                  (772,823)             (106,096)        (1,487,486)           (85,672)

 OTHER INCOME (EXPENSE):
          Interest expense, net                    (240,826)              (65,753)          (481,424)          (135,464)
          Other income, net                               -                   774                  -             18,405
                                                -----------           -----------       ------------        -----------
 LOSS BEFORE INCOME TAXES                        (1,013,649)             (171,075)        (1,969,410)          (202,731)

 INCOME TAXES                                             -                     -                  -                  -
                                                -----------           -----------       ------------        -----------
 NET LOSS                                       $(1,013,649)          $  (171,075)      $ (1,969,410)       $  (202,731)
                                                ===========           ===========       ============        ===========

 NET LOSS PER SHARE                             $     (0.09)          $     (0.02)      $      (0.18)       $     (0.02)
                                                ===========           ===========       ============        ===========


 AVERAGE NUMBER OF
   COMMON SHARES
   OUTSTANDING                                   10,924,564            10,599,563         10,793,638          9,640,868
                                                ===========           ===========       ============        ===========


  The accompanying notes are an integral part of these consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                                    Nine Months Ended
                                                                                                       September 30,
                                                                                                1996                  1995
                                                                                         ------------------------------------
 CASH FLOWS FROM OPERATING ACTIVITIES:
 NET LOSS                                                                                 $  (1,969,410)        $    (202,731)
      Adjustments to reconcile net income/(loss) to net cash used in operating activities -
          Depreciation and amortization                                                         608,542               548,264
      Changes in assets and liabilities -
          Increase in accounts receivable                                                    (1,201,722)             (910,029)
          Increase in inventories                                                               (52,736)              (81,498)
          Increase in prepaid expenses and other current assets                                 (84,033)             (287,555)
          Increase in accounts payable and accrued liabilities                                  206,831             1,183,170
                                                                                          -------------         -------------
          Total adjustments to net income (loss)                                               (523,118)              452,352
                                                                                          -------------         -------------
          Net cash (used in) provided by operating activities                                (2,492,528)              249,621
                                                                                          -------------         -------------

 CASH FLOWS FROM INVESTING ACTIVITIES:
      Gain on pulp hedge contract                                                                    --              (467,774)
      Purchase of marketable securities                                                              --               (50,000)
      Purchase certificate of deposit                                                                --              (363,774)
      Purchases of property and equipment                                                      (968,262)           (3,145,857)
      Increase in deferred acquisition costs paid                                              (691,653)                   --
                                                                                          -------------         -------------
      Net cash used in investing activities                                                  (1,659,914)           (4,027,405)
                                                                                          -------------         -------------

 CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from subordinated notes                                                        4,585,000             1,200,000
      Proceeds from issuance of warrants                                                             --               879,000
      Proceeds from exercise of warrants                                                             --               973,336
      Proceeds from issuance of common stock                                                    200,000                    --
      Shareholder advances                                                                           --             1,188,500
      Repayment of advances from shareholders                                                        --            (2,005,618)
      Proceeds from revolving line of credit                                                  5,148,405             1,116,399
      Repayments of revolving line of credit                                                 (5,301,853)                   --
      Deferred financing and other costs paid                                                  (817,529)             (583,532)
      Payments received on stock subscriptions receivable                                       236,000                    --
      Proceeds from term loans                                                                  517,500             1,275,000
      Repayments of term loans                                                                 (332,400)              (29,550)
      Principal payments under capital leases                                                   (40,020)              (32,868)
                                                                                          -------------         -------------
      Net cash provided by financing activities                                               4,195,103             3,980,667
                                                                                          -------------         -------------
 NET INCREASE (DECREASE) IN CASH                                                                 42,661               202,883
 CASH, and cash equivalents beginning of period                                                 141,557                18,739
                                                                                          -------------         -------------
 CASH, and cash equivalents end of period                                                 $     184,218         $     221,622
                                                                                          =============         =============


  The accompanying notes are an integral part of these consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                                         Nine Months Ended
                                                                                           September 30,
                                                                                      1996              1995
                                                                                   ----------------------------
 Supplemental schedule of noncash investing and financing activities:
     Issuance of common stock in consideration of acquisition of Thorold                  --          7,307,681
 Mill
     Reimbursement of executive salaries from an affiliate in the form of                 --             99,000
     forgiveness of notes payable
     Acquisition of property and equipment under noncancelable long-term                  --             34,441
     capital leases
     Sale of Subsidiary's assets for note receivable                                 489,723                 --
                                                                                     -------          ---------
                                                                                     489,723          7,441,122
                                                                                     =======          =========





  The accompanying notes are an integral part of these consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Striker and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Interim Financial Information

The consolidated interim financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1996 and the consolidated results of operations and the cash flows for the nine months ended September 30, 1996 and 1995.

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

Deferred Costs and Other, Net

Deferred costs and other, net, include organization costs and deferred acquisition and financing costs in 1996 and 1995. The organization costs are being amortized over a five-year period on a straight-line basis. As of September 30, 1996, the Company's organizational costs have been fully amortized. The deferred acquisition costs will be added to the cost of the assets acquired after the acquisition is completed (see Note 10). Deferred financing costs are being amortized over the life of the related respective financing obtained.

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

Earnings (Loss) Per Common Share

The computation of earnings or loss per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings (loss) per share was 10,924,564 and 10,793,638 for the quarter and nine months ended September 30, 1996, respectively and 10,599,563 and 9,640,868 for the quarter and nine months ended September 30, 1995. Primary and fully diluted earnings per share are the same for each of these years.

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

    2. PROPERTY AND EQUIPMENT, NET:

    The Company's property and equipment consisted of the following:

                                                                           September 30,         December 31,
                                                     Useful Life               1996                  1995
                                                     -----------               ----                  ----
Machinery, equipment and vehicles                    5 - 12 years          $16,373,727           $15,839,193
Buildings                                            25 years                  774,419               855,216
Computer and office equipment                        5 years                   722,764               711,244
Land improvements                                    5 years                   212,880               140,427
Machinery, equipment and vehicles                    2 - 5 years               236,703               236,703
  under capital leases
Land                                                                           150,000               215,000
                                                                           -----------           -----------
                                                                            18,470,493            17,997,783
Less- Accumulated depreciation and amortization                             (2,213,808)           (1,702,346)
                                                                           -----------           -----------
                                                                           $16,256,685           $16,295,437
                                                                           ===========           ===========



    3. DEFERRED COSTS AND OTHER, NET:

    The Company's deferred costs and other, net, consisted of the following:

                                                               September 30,           December 31,
                                                                    1996                   1995
                                                                    ----                   ----
    Deferred acquisition costs                                $     937,037           $    11,004
    Deferred financing costs, net                                 1,027,507               170,404
    Deposits                                                         43,276                73,190
    Patents                                                          25,454                25,029
    Less- Accumulated amortization - patents                         (3,819)                   --
    Organization costs                                               78,025                82,291
    Less- Accumulated  amortization -
    organizational costs                                            (78,025)              (75,556)
                                                              -------------           -----------
                                                              $   2,031,455           $   286,362
                                                              =============           ===========

    4. DEBT:

    The Company's debt consisted of the following at:                       September 30,         December 31,
                                                                                1996                  1995
                                                                                ----                  ----
    Subordinated notes due 12/31/98, 10.25% interest payable                 $5,300,000            $1,200,000
      quarterly
    Subordinated notes at 10% interest due earlier of (i) 2/01/97,           $  485,000                 --
      or (ii) closing of any public or private debt or equity
      financing exceeding $10.5 million
    STEPHENS:
             Term loan, prime (8.25%) +3.5% interest, due 5/31/98               682,400               846,050
             Revolving line of credit, prime + 3.5% interest                    356,719               520,274
    CANADIAN FACILITY:
             Term loan, Canadian prime (6.50%) + 2.5% interest,
               due 4/01/01                                                    1,029,000               680,250
             Revolving line of credit, prime +2.5% interest                     365,741               355,635
    Capitalized lease obligations bearing interest at rates from
      10% to 18% maturing between 1996 and 2000, secured by
      underlying machinery, vehicles and computer equipment.                     80,598               120,619
                                                                             ----------            ----------
                                                                              8,299,458             3,722,828
    Less- Current maturities                                                 (1,600,504)           (1,265,881)
                                                                             ----------            ----------
                                                                             $6,698,954            $2,456,947
                                                                             ==========            ==========

On February 16, 1996, the Company issued $1,300,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 Notes") to seven international investors, five of which are stockholders. The 1996 Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 Notes were used for working capital needs.

On June 5, 1996, the Company issued $1,300,000 in aggregate principal amount of
10.25 % Subordinated Notes (the "1996 B Notes") to twelve international investors, five of which are stockholders. The 1996 B Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 B Notes were used for working capital needs.

On July 10, 1996, the Company issued $1,500,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 C Notes") to nine international investors, six of which are stockholders. The 1996 C Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 C Notes were used for working capital needs.

The Company issued $485,000 in aggregate principal amount of Subordinated Notes (the "1996 D Notes") to several investors. The 1996 D Notes mature at the earlier of (i) 2/01/97, or (ii) closing of any public or private debt or equity financing exceeding $10.5 million. The proceeds of the 1996 D Notes were used for working capital needs.

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

Interest paid for the nine months ended September 30, 1996 and 1995, was $160,464 and $10,982, respectively.

5.  CUSTOMER CONTRACTS:

During 1995, the Company entered into sales contracts (the Sales Contracts) with three of its major customers. Under terms of the Sales Contracts, the customers are required to purchase tonnage in the aggregate which approximates 86% of the Company's production of the Stephens mill, for a period of eighteen months at prices based upon the mix of raw materials used in the manufacture of the dry felt and the market price of the raw materials. The Company has renewed the Sales Contracts with two of the existing contract customers for a period extending to November 15, 1997.

The Company is currently in negotiation with two of its major customers of the Thorold mill to enter into sales contracts. These contracts, if consummated, will require the customers to purchase tonnage in the aggregate which approximates 92% of the Company's production of the Thorold mill.

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

In conjunction with the work performed on the closed water loop system, the Company removed dirt and sludge from the bottom of the filtering ponds at the Stephens mill. The dirt and sludge removed from the filtering ponds was placed on an isolated area of land at the mill. The Company notified the ADPCE and requested approval for clean-up. The Company received approval from the ADPCE to re-cover and cap the sludge (the digging up and removal was not required). The Company began work on capping the sludge August 2, 1996. The Company anticipates that the project will be completed by December 31, 1996. The work being performed will bring the Company in compliance with provisions of its permit as provided by the ADPCE.

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

The physical properties and assets purchased had formerly been used to manufacture dry felt paper, but had not been in operation and had been idled and wholly inactive for more than two years preceding their purchase by the Company. The Company activated the idled dry felt mill in July, 1995 to produce dry felt at Thorold, Ontario, Canada for sale to parties in the roofing industry. The dry felt mill's production was stopped so that necessary capital improvement projects could begin. These projects continued through April, 1996 and have been completed. The Company reactivated the dry felt mill on July 17, 1996 and has continued production through the quarter ended September 30, 1996.

9.  SALE OF SUBSIDIARY:

Old Corrugated Cardboard (OCC) has been readily available to the Company over the last nine months from third parties at prices which are below the collection costs experienced by Striker Services Corporation (SSC) over the same period. Like many companies engaged in the collection of recycled fibers, the Company has elected to reduce its current exposure to the vagaries of OCC pricing vis-a-vis SSC's current collection cost structure. Management has maintained relationships with third party OCC vendors and believes it can purchase OCC from these vendors during the near term at costs below those recently experienced by SSC.

Effective April 1, 1996, the Company sold 100% of the outstanding shares of its subsidiary, Striker Services, for consideration equal to the adjusted net book value of Striker Services after giving affect to the capitalization of the intercompany account payable owing to the Company by Striker Services.

10.       SUBSEQUENT EVENTS:

On April 25, 1996, the Company signed an agreement to combine in a merger transaction with one of the largest privately- owned manufacturers of asphalt shingles and built up roofing. The transaction, if completed, would create a combined company with annual revenues in excess of

$300 million. The transaction is contingent upon completion of due diligence, approval by stockholders of the combining companies, the securing of $148 million in debt and equity financing to fund the acquisition, including the assumption and refinancing of debt, and certain governmental approvals. Following closing of the transaction, stockholders' equity of the combined companies is projected to be approximately $50 million. The closing of the transaction has been extended in writing by mutual agreement of the parties beyond August 1, 1996 to a date no later than February 14, 1997, provided that
(i) the Registration Statement required to raise the equity component of the financing required for closing is filed with The Securities and Exchange Commission on or before December 13, 1996, and (ii) the merger transaction becomes effective on or before February 1, 1997 or within incremental five business day periods of time thereafter so long as bona fide marketing efforts are being conducted by the underwriters with a view to such Registration Statement becoming effective on or before February 14, 1997.

During the quarter ended September 30, 1996, pursuant to a Confidential Private Placement Memorandum, a wholly owned subsidiary of the Company offered in a private placement solely to accredited investors (as defined in Rule 501(a) of Regulation D), for the purpose of obtaining working capital and for general corporate purposes to assist the Company to conclude the merger combination transaction referred to in the immediately preceding paragraph of this Note 10, up to $1million of its Convertible Subordinated Promissory Notes (the "1996 D Notes"). Each 1996 D Note is convertible at any time from the date of issuance until the first to occur of (i) the filing of a Registration Statement with respect to any debt or equity financing of the maker or its direct or indirect parent corporation exceeding $10.5million, (ii) the prepayment of all or any part of the unpaid principal thereof, or (iii) the maturity date thereof, but not thereafter, at the unpaid principal amount thereof into shares of Common Stock of the Company at the conversion price which is the mean of the high and low trade prices of a share of Common Stock of the Company as quoted in the NASDAQ SmallCap market on the 5th trading day prior to the date of the conversion notice delivered to the maker by the holder. Payment of the 1996 D Notes is guaranteed by the Company. Each 1996 D Note bears an appropriate legend restricting its transfer except in a manner permitted under the Securities Act of 1933, as amended, and applicable blue sky acts. Each 1996 D
Note is payable at the earlier of February 1, 1997 or the closing of any public or private debt or equity financing of the maker or its direct or indirect parent corporation exceeding $10.5million. In addition, if a 1996 D Note has not been converted prior to maturity, at the time of payment thereof at maturity, the holder shall be entitled to receive restricted shares of Common Stock or Warrants of the Company or its then parent company under the circumstances described, and calculated in the manner set forth, in the letter agreement between the holder and the Company attached to each 1996 D Note as Exhibit A thereto. At September 30, 1996, the Company's subsidiary had received aggregate paid cash subscriptions of $485,000 in the private offering of the 1996 D Notes from a total of thirteen accredited investor subscribers.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-Q:

Results of Operations

                                      Three Months Ended                     Nine Months Ended
                                         September 30,                         September 30,
                                    1996               1995                1996              1995
                                 ----------        -----------       -------------         -----------
  Revenue                       $ 2,042,873        $ 2,407,595       $   5,105,334         $ 6,506,151
  Cost of Sales                   2,028,688          1,869,473           4,970,706           5,192,065
                                -----------        -----------       -------------         -----------
  Gross Margin                       14,185            538,122             134,628           1,314,086
  Selling, general and              787,008            644,218           1,622,614           1,399,758
   administrative               -----------        -----------       -------------         -----------
  Operating Loss                   (772,823)          (106,096)         (1,487,986)            (85,672)
  Interest expense, net            (240,826)           (65,753)           (481,424)           (135,464)
  Other income                            -                774                   -              18,405
                                -----------        -----------       -------------         -----------
  Net loss before
      income taxes              $(1,013,649)       $  (171,075)      $  (1,969,410)        $  (202,731)
                                ===========        ===========       =============         ============

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1996 AND 1995

First quarter results in the roofing industry are the weakest due to seasonality of demand. First quarter 1996 was particularly slow due to an unusually long and cold winter. First quarter 1995 was particularly warm however, and therefore, sales were stronger than typical. The affects of the long and cold winter extended into the second quarter of 1996. The roofing industry built up inventory levels during late 1995 into early 1996. This has resulted in supplies that exceeded demand resulting in flat realized sales prices. This has helped to create weaker than typical results. The Company expects that the remainder of 1996 will be flat due to no significant increase in demand in excess of supply and continued flat realized sales prices.

Sales for the quarter ended September 30, 1996 were $2,042,873, a decrease of $364,722 from sales of $2,407,595 for the quarter ended September 30, 1995. The decrease in sales is primarily due to a decrease in the average realized sales price of dry felt and in units (tons) sold.

Gross margin decreased to $14,185 (0.7 percent of total sales for the quarter ended September 30, 1996) from a gross margin of $538,122 (22.4 per cent of total sales for the quarter ended September 30, 1995). The decrease in gross margin is primarily due to an increase in utilities, lower realized sales prices for dry felt and no pulp hedge gain was realized in the 1996 period. In addition, the Company incurred significant operating expenses associated with the ongoing refurbishment and July start-up of the Thorold Mill.

Selling, general and administrative expenses increased by $142,790 to $782,008 for the quarter ended September 30, 1996, from $644,218 for the quarter ended September 30, 1995. This increase is primarily due to an increase in professional fees partially offset by a reduction in legal fees.

Interest expense, net, increased to $240,826 for the quarter ended September 30, 1996, from $65,753 for the quarter ended September 30, 1995. This increase is due to the financing agreements (the Stephens facility and the Canadian facility) and additional subordinated notes payable.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995

Sales for the nine months ended September 30, 1996 were $5,105,334, a decrease of $1,400,817 from sales of $6,506,151 for the nine months ended September 30, 1995. The decrease in sales is primarily due to a decrease in the average realized sales price of dry felt and in units (tons) sold. Additionally, for the nine months ended September 30, 1995, the Company realized approximately $195,000 of revenue due to the sale of saturated felt products in inventory. There were no sales of saturated products for the nine months ended September 30, 1996.

Gross margin decreased to $134,628 (2.6 percent of total sales for the nine months ended September 30, 1996) from a gross margin of $1,314,086 (20.2 per cent of total sales for the nine months ended September 30, 1995). The decrease in gross margin is primarily due to an increase in utilities, lower realized sales prices for dry felt and no pulp hedge gain was realized in the 1996 period. In addition, the Company incurred significant operating expenses with the July start-up of the Thorold Mill.

Selling, general and administrative expenses increased by $222,856 to $1,622,614 for the nine months ended September 30, 1996, from $1,399,758 for the nine months ended September 30, 1995. This increase is primarily due to an increase in professional fees and payroll costs partially offset by a decrease in legal fees.

Interest expense, net, increased to $481,424 for the nine months ended September 30, 1996, from $135,464 for the nine months ended September 30, 1995. This increase is due to the financing agreements (the Stephens facility and the Canadian facility) and additional subordinated notes payable.

CASH FLOWS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1996 AND SEPTEMBER 30, 1995

Cash flows used by operating activities increased to $2,492,528 for the nine months ended September 30, 1996 from cash flows provided by operating activities of $249,621 for the nine months ended September 30, 1995. This increase in primarily due to the increase in operating losses, an increase in accounts receivable and a decrease in accounts payable and accrued liabilities.

Cash flows used in investing activities decreased to $1,659,914 for the nine months ended September 30, 1996 from $4,027,405 for the nine months ended September 30, 1995. This decrease is primarily due to the reduction in purchases of property and equipment and the result of no gain recorded from the pulp hedge contract, however, this decrease was partially offset by the increase in deferred acquisition costs.

Cash flows provided by financing activities increased to $4,195,103 for the nine months ended September 30, 1996 from $3,980,667 for the nine months ended September 30, 1995. This increase is primarily due to an increase in subordinated note proceeds partially offset by a reduction in shareholder activity, additional deferred cost payments and term loan and revolving lines of credit activity.

Liquidity and Capital Resources

For the nine months ended September 30, 1996, the Company had an operating loss and has experienced continued short term liquidity concerns.

The Company experienced an increase in current liabilities for the nine months ended September 30, 1996 from the year ended December 31, 1995 resulting in a working capital deficit of $1,088,069. The balance of current liabilities is primarily due to capital improvements at the Thorold and Stephens Mills, corporate development activities and due diligence costs associated with the planned acquisition not funded by the Company's existing debt facilities.

After having been idled for two years by its previous owners, the Thorold Mill needed extensive capital improvements, additions and repairs. These necessary capital improvements, additions and repairs were partially financed. However, since the plant was idled while the improvements were made, there was no production. The Company's cash resources were limited and consequently the balance of the project was financed by increasing current liabilities. The Canadian projects are complete and production began on July 17, 1996. The Company began regular shipments in September, 1996 and has continued through the date of this report. The Company has sales orders that require the Company to ship the Thorold mill's capacity through November 30, 1996. The Company is currently in negotiation with two of its major customers that would require the customers to purchase tonnage in the aggregate which approximates 92% of the plant's capacity for a period of 12 months.

Several capital improvements were made to the Stephens Mill during the year ended December 31, 1995 that extended into the six months ended June 30, 1996. The improvements and additions made were necessary to improve efficiency and meet regulatory requirements. These improvements were only partially financed. As of the date of this report, the Company is benefiting from the capital improvements made as the Company has not experienced any significant unscheduled downtime for the period ended September 30, 1996. In addition, the improvements necessary to meet the regulatory requirements have been mostly completed and those completed were found in compliance with permits from an ADPCE inspection.

Management believes that the improvements made to the Stephens and Thorold Mills benefit the operations of the Company. The improvements to the plants allow production of varying grades of paper (lightweight, medium weight and heavyweight) more efficiently. This allows the Company to produce paper for all geographic markets. In addition, the plants are geographically dispersed to facilitate distribution to the midwest, southwest, southeast and northeast markets.

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

For the Quarter Ended September 30, 1996, the Company issued $1,500,000 of 10.25% Subordinated Notes (the 1996 C Notes) to nine purchasers. The proceeds of the 1996 C Notes were used for working capital needs and acquisition due diligence.

For the Quarter Ended September 30, 1996, the Company issued $485,000 in aggregate principal amount of Subordinated Notes (the "1996 D Notes") to several investors. The proceeds of the 1996 D Notes were used for working capital needs.

Effective April 1, 1996, the Company sold 100% of the outstanding shares of its subsidiary, Striker Services, for consideration equal to the adjusted net book value of Striker Services after giving affect to the capitalization of the intercompany account payable owing to the Company by Striker Services.

Management believes its existing funds, its cash generated by current operations and collections on sales its existing financial arrangements and further operational realignment will adequately fund the cash needs of the Company's operations during the next year. In order to meet the cash requirements of the Company's operations during the next year, the Company must maintain production at the Thorold plant and operate within budget to be able to achieve profitable margins. In order to remain competitive and improve production efficiencies, several capital improvement projects will need to be made. The cost of these capital improvement projects may need to be financed through increases in existing financing arrangements or new financial arrangements. To continue to expand its business, the Company may need to borrow additional amounts or obtain an additional third-party credit facility. The Company currently has two existing credit lines, consisting of revolving lines of credit and term loans collateralized by receivables, inventories, and fixed assets. The Company remains flexible to pursue alternative financing arrangements which might include private or public sales of equity or debt securities.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including successful operation of its dry felt (and ultimately saturating) lines, penetration of existing and new markets at profitable margin and volume levels and cash liquidity.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

The Company is not a party to any pending proceeding, nor is any of its property subject to any pending legal proceeding


Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

    (1) On February 16, 1996, the Company issued $1,300,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 Notes") to seven international investors, five of which are stockholders. The 1996 Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 Notes were used for working capital needs.

    (2) On June 5, 1996, the Company issued $1,300,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 B Notes") to twelve international investors, five of which are stockholders. The 1996 B Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 B Notes were used for working capital needs.

    (3) On July 10, 1996, the Company issued $1,500,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 C Notes") to nine international investors, six of which are stockholders. The 1996 C Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 C Notes were used for working capital needs.

    (4) The Company issued $485,000 in aggregate principal amount of Subordinated Notes (the "1996 D Notes") to several investors. The 1996 D Notes mature at the earlier of (i) 2/01/97, or (ii) closing of any public or private debt or equity financing exceeding $10.5 million. The proceeds of the 1996 D Notes were used for working capital needs.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

         4.1 The Company agrees hereby to furnish to the Commission upon request a copy of its long term 10.25% Subordinated Notes (the "1996 C Notes") issued in a private placement pursuant to a Confidential Private Placement Memorandum to nine accredited international investors in aggregate principal amount of $1,500,000 during the quarter ended September 30, 1996.

         4.2 Copy of the Convertible Subordinated Promissory Note (the "1996 D Notes") of West Oxford Industries, Inc., a wholly owned consolidated subsidiary of the Company, including the letter agreement between the Company and a holder attached as Exhibit A thereto.

         4.3   Copy of the Guaranty of the Company of the 1996 D Notes.

    (b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1996:

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                                    STRIKER INDUSTRIES, INC.



DATE:      November 14, 1996              BY:   /s/ DAVID A. COLLINS
     ------------------------------          ------------------------------
                                                    David A. Collins
                                                    Chief Executive Officer






DATE:        November 14, 1996            BY:   /s/ MATTHEW D. POND
     ------------------------------          ------------------------------
                                                    Matthew D. Pond
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS


         4.1 The Company agrees hereby to furnish to the Commission upon request a copy of its long term 10.25% Subordinated Notes (the "1996 C Notes") issued in a private placement pursuant to a Confidential Private Placement Memorandum to nine accredited international investors in aggregate principal amount of $1,500,000 during the quarter ended September 30, 1996.

         4.2 Copy of the Convertible Subordinated Promissory Note (the "1996 D Notes") of West Oxford Industries, Inc., a wholly owned consolidated subsidiary of the Company, including the letter agreement between the Company and a holder attached as Exhibit A thereto.

         4.3   Copy of the Guaranty of the Company of the 1996 D Notes.