Form 10-K405
period 1996-12-31
STRIKER INDUSTRIES INC
filed 1997-04-15
CIK 352944

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required]

         For the fiscal year ended December 31, 1996

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required]

         For the transition period from ________________ to ________________

         Commission file number:        1-0096


                          STRIKER INDUSTRIES, INC.
--------------------------------------------------------------------------------
           (Exact Name of Registrant as Specified in Its Charter)

           Delaware                                           84-0834953
--------------------------------------------------------------------------------
(State or Other Jurisdiction of                            (I.R.S. Employer
Incorporation or Organization)                            Identification No.)

 One Riverway, Suite 2450, Houston, Texas                           77056
--------------------------------------------------------------------------------
 (Address of Principal Executive Offices)                         (Zip Code)

Issuer's telephone number:    (713) 622-4092

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
         Title of Each Class                          on Which Registered
         -------------------                         ---------------------

Common Stock Par Value $ .20 per share               Boston Stock Exchange

Securities registered pursuant to Section 12(g) of the Exchange Act:

                   Common Stock, Par Value $.20 per share
--------------------------------------------------------------------------------
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

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of April 11, 1997, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the bid and asked prices [$5.50] of such stock on said date) was approximately $ 43,798,112. As of April 11, 1997, the number of shares outstanding of the registrant's only class of Common Stock was 10,912,564.

                                     PART I


Item 1. DESCRIPTION OF BUSINESS

GENERAL

Striker Industries, Inc. (formerly Striker Petroleum Corporation, hereinafter referred to as Striker or the Company), a Delaware corporation, was incorporated on July 15, 1985, to engage primarily in oil and gas exploration, development and production in the United States.

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

Following an amendment to the Certificate of Incorporation of the Company on September 7, 1993, to increase the number of its authorized shares of common stock and decrease the par value per share thereof, without subdivision of shares or exchange of certificates representing shares, the Company's acquisition of Industries was consummated on September 22, 1993, by means of a reverse triangular merger (the Merger) of a newly created subsidiary of the Company with and into Industries, with the result that Industries became a wholly owned subsidiary of the Company on the effective date of the Merger and its name was changed to Striker Holdings, Inc. (hereinafter Holdings). The Company, Holdings and Holdings' wholly owned subsidiaries, Striker Paper Corporation (Striker Paper), Striker Paper Canada, Inc. (Striker Canada) are sometimes hereinafter, as applicable, referred to collectively as the "Company". The intent and purpose of the reorganization by merger of the Company with Holdings was to reactivate the Company and change the nature of its business in order to enable the Company to achieve profitable operation in an entirely new business. Accordingly, from and after the effective date of the Merger, the business of the Company became that of Holdings, namely the recycling and manufacturing of pulp products into a paper-based felt and asphalt saturated felt paper for use in the roofing industry. Following consummation of the Merger, the Certificate of Incorporation of the Company was further amended on September 27, 1993, to (i) decrease the number of authorized shares of the Company's common stock to 25,000,000 and increase the par value thereof from $0.01 per share to $0.20 per share simultaneously with a 1-for-20 reverse stock split of the issued (but not the authorized and unissued) common stock, including shares of common stock of the Company held by it as treasury shares, (ii) decrease the par value of the preferred stock of the Company from $1 to $0.20 per share, and (iii) change the name of the Company to "Striker Industries, Inc.".

Management's objective is to expand the Company's current business through internal growth and acquisitions that provide strategic opportunities to broaden its product offerings, increase market share and improve profits. Management believes the roofing industry is attractive for the following reasons:

         (a) Size of industry (total industry sales were approximately $18 billion in 1996).
         (b) Stable low-tech nature of products.
         (c) Consistent industry growth.
         (d) Historically non-cyclical demand for products.
         (e) Low product liability exposure

Management believes that asphalt roofing products are the best low-cost products to protect a roof system. Additionally, management believes that asphalt roofs are installed on approximately 90% of the single family residences in North America.

PRODUCTS AND COMPETITION

The Company is capable of manufacturing two products, dry felt paper and, since installation of its saturating line in May 1993, asphalt-saturated felt for use in the roofing industry. The roofing felt manufactured by the Company is a base homogeneous sheet of porous, soft paper made from used, recycled old corrugated containers and mixed paper and wood flour. The Company does not believe that either it or any other roofing felt manufacturer employs any unique or proprietary process in its paper-making manufacturing, especially considering the low grade of paper being manufactured. The basic operations of the business can generally be divided into (i) stock preparation, (ii) machine processing of paper, and (iii) finishing operations. The mixture of pulps, the fibrous materials from which paper, is formed, is received by the Company in the form of old corrugated containers and various types and grades of sheet paper which come directly from waste collectors and recyclers. Generally, waste paper is trucked in to the Company's manufacturing facilities at the Stephens, Arkansas plant and at the Thorold, Ontario, Canada plant (the Felt Mills, more fully described in Item 2 below) in bales. The Company's paper making processes utilize several types of mechanical pulpers and refiners that produce a consistent finish or stock. The stock is further refined and formed into a sheet which then passes through a drying process and on to the finishing stage. The Company's pulp-content raw materials are either recycled from other users or are the byproduct of another industry's primary product, as is the case with the asphalt the Company would use in its dry felt paper saturation process (if the Company were saturating). Adequate supplies of these raw materials depend upon continued recycling efforts in North America and the health and stability of certain members of the forest products, lumber and oil and gas refining industries. Raw materials pricing has fluctuated in recent years as the result of international demand for recycled paper and due to new cardboard plants coming on line in North America. The Company believes that the raw materials for its operations may be obtained from any number of vendors of recycled paper or wood pulp or any number of refineries in its mills' regions and that any of its current principal suppliers could be replaced at any time to assure the Company's continuing ability to meet pulp-content and asphalt raw material demands.

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

During 1994, certain traditional sources of raw materials used by Striker Paper were unable to meet Striker Paper's requirements at satisfactory price levels. Accordingly, Striker Paper experienced a dramatic increase in the cost of its raw materials. In an effort to mitigate its exposure to rising raw material costs, the Company created a new subsidiary, Striker Services Corporation ("SSC"), to obtain one component of the raw materials, old corrugated containers ("OCC"), in sufficient quantities to meet its production requirements. Quantities of OCC obtained in excess of that required to meet the Company's production level may be sold to third parties at market prices. Effective April 1, 1996, the Company sold Striker Services to a third party (see Note 15 to the consolidated financial statements).

The Company has been competing in the U.S. market with approximately fifteen manufacturers who produce felt paper and saturated felt. Many factors influence the Company's competitive position with these firms, including prices, costs, product quality and services.

In order to concentrate on its acquisition strategy and on maximizing sales of dry felt paper, the Company temporarily suspended manufacturing asphalt-saturated felt during July, 1994. The Company anticipates that it will resume manufacturing asphalt-saturated felt in the future. Consequently, the Company has identified projects necessary for improving the existing saturated paper lines to accommodate the production of a value-added product, "Striker Lightning Fast Felt", a patented saturated felt product for which the Company is the sole licensee. The Company anticipates completing required projects so that production of "Striker Lightning Fast Felt" may begin as soon as it becomes economically feasible.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of "("SFAS 121"). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate the carrying amount of an asset may not be recoverable.

In order to concentrate on its acquisition strategy and on maximizing sales of dry felt paper, the Company temporarily suspended asphalt-saturating felt operations in July, 1994. The Company has identified projects necessary for improving the existing saturated paper lines to accommodate the production of a value-added product. The Company anticipates completing the required projects in the future when it becomes economically feasible.

Pursuant to the adoption of SFAS 121, the Company accounted for the impairment of its saturating equipment by reducing the carrying amount by approximately $391,000 for the year ended December 31, 1996. An analysis was completed comparing the carrying value to an independent valuation. The carrying value was adjusted to reflect the amount per the independent valuation. The reduction in carrying value was posted as other expense, a component of Selling, general and administrative Expenses in the accompanying consolidated statements of operations for the year ended December 31, 1996. This impairment affected the United States operations only.

The Company has approximately twenty-four competitors in the asphalt-saturated roofing products market, approximately one third of which are larger than the Company. These larger competitors typically produce asphalt-saturated felt as a complement to their primary roofing product, shingles. To date, the Company has had to compete with its felt paper competitors, most of which are larger in size and have greater financial resources. Management believes it can become competitive by being a low cost producer or by private labeling its production. To achieve its strategic goals, the Company will be required to significantly lower costs, capture a significant market share and develop favorable access to the primary components necessary for production of asphalt-saturated felt. Management of the Company believes it can achieve and maintain lower costs by increasing labor productivity through a combination of training, experience and improvement in technology of its paper-making and saturating equipment, including design or redesign of its plants' facilities.

DEPENDENCE ON CUSTOMER BASE

The Company had less than twenty potential customers for its dry felt paper product, but has a much larger potential customer base for asphalt-saturated felt product. The Company is subject to demand fluctuations resulting from the level of residential construction, both new (approximately 20 percent of the North American roofing market) and reroofing and repairs (approximately 80 percent of the North American roofing market), which is impacted by various economic factors, including long-term interest rates, available credit for home improvements, life expectancy of existing roofs and customer confidence.

In order to mitigate exposure to demand fluctuations, the Company entered into sales contracts (the Sales Contracts) with three of its major customers during 1995. Under terms of the Sales Contracts, the customers were required to purchase at least 1,900 tons of dry felt each month, in the aggregate, for a period of eighteen months at prices based in part upon the mix of raw materials used in the manufacture of the dry felt and the quoted market price of the raw materials. In addition, pursuant to customer acceptance of the dry felt contracts, the Company has a non-committing agreement not to saturate. During the fourth quarter of 1996, the Sales Contracts terminated. Two of the three contract customers renewed their contracts for an additional period of twelve months with no change in terms. The third customer continues to order product outside of any contract stipulations. Management believes that there is a sufficient market for its product and that the Company will be able to sell its total production to existing and potential new customers.

During the year ended December 31, 1996, three contract customers accounted for 36 percent, 25 percent and 13 percent of revenues. These same customers accounted for 12 percent, 7 percent and 25 percent of accounts receivable, respectively, at December 31, 1996. During the year ended December 31, 1995, three customers accounted for 33 percent, 28 percent and 18 percent of revenues. These same customers accounted for 28 percent, 18 percent and 16 percent of accounts receivable, respectively, at December 31, 1995.

REGULATORY MATTERS

The Company's operations in the United States and Canada are subject to extensive regulation by various federal, state/provincial and local environmental control laws and regulations. These laws impose effluent emission limitations, waste disposal and other requirements upon the operation of the Felt Mills in Stephens, Arkansas (Stephens Mill) and Thorold, Canada (Thorold
Mill) and require the Company to obtain, and operate in compliance with the conditions of, permits and similar authorizations from the appropriate governmental authorities. The Company has obtained, has applications pending or is making application for, such permits and authorizations. The Company has agreed to a Consent Administrative Order (the Order) applicable to its Stephens Mill, issued pursuant to the authority of the Arkansas Water and Air Pollution
Control Act (Act 472 of 1949, as amended; Ark. Code Ann.    84-100 et seq.) and
the regulations issued thereunder. This Order requires the Company to file monthly water discharge monitoring reports, whether or not any water is actually being discharged. The Company employs an environmental engineering firm with respect to its Stephens Mill to test water discharges, if any, and to file all environmental regulatory reports required of it in a timely and accurate manner.

Effective July 26, 1995, the Company entered into an agreement with the Sierra Club (Sierra) and the Arkansas Department of Pollution Control and Ecology (ADPCE) to settle claims brought by those parties concerning non-toxic discharges in excess of state water permits for the Stephens Mill. The Company paid to ADPCE a civil penalty in the amount of $15,000 for excess discharges beyond permit allowances into Smackover Creek, near the Stephens Mill. In addition, the Company agreed with ADPCE and Sierra to contribute $55,000 for environmental projects in the State of Arkansas. The Company has worked with environmental engineering companies to put in place the plans and equipment necessary to improve and significantly reduce the non-toxic discharges. The Company received preliminary approval from the ADPCE and the state health department to begin construction of a closed loop system. As of March 27, 1996, the closed loop system's construction was completed. On June 27, 1996, an inspector from the ADPCE performed an inspection in accordance with the provisions of the federal Clean Water Act, the Water and Air Pollution Control Act, and the regulations promulgated thereunder. The inspection revealed that the Company was in compliance with the terms of its permit. The $15,000 civil penalty and the $55,000 contribution for environmental projects have been reflected as other expense in the accompanying consolidated statements of operations for the year ended December 31, 1995. Management believes that the Company has remained in compliance of its water discharge permit during 1996.

In conjunction with the work performed on the closed water loop system, the Company removed dirt and sludge from the bottom of the filtering ponds at the Stephens Mill. The dirt and sludge removed from the filtering ponds were placed on an isolated area of land at the mill. The Company notified the ADPCE and requested approval for clean-up. The Company received approval from the ADPCE to re-cover and cap the sludge, without requirement for any digging up or removal of any thereof. The Company began work on capping the sludge August 2, 1996. The Company anticipates that this project will be completed by May 15, 1997. The work being performed will bring the Company in compliance with provisions of the ADPCE landfill permit.

The Company does not anticipate that compliance with the federal, state/provincial and local environmental control laws and regulations to which it is subject will place the Company at a competitive disadvantage since its competition is subject to the same laws and regulations to a substantially similar degree. The Company has invested time and approximately $227,000 to modify facilities and assure compliance with applicable environmental quality laws through December 31, 1996. Amounts to be spent for environmental law compliance in future years will depend on the laws and regulations then in effect, including any new laws enacted and other changes in legal requirements and in environmental concerns and technological advances. As of December 31, 1996, the Company believes it is in substantial compliance with all environmental regulatory reporting, operations and permitting requirements applicable to it. The Company believes that the completion of the capping of the dirt and sludge material will bring it in compliance with all applicable laws, permits and regulations.

EMPLOYEES

As of the date of this annual report, the Company has approximately 108 employees, all of whom are full-time employees.

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

The Stephens Mill's production equipment and machinery, including a hydrapulper, presses, screening, filtration and rolling equipment, are located in the main manufacturing building. Some of the production machinery and equipment is 30 years or more old, but is presently in good operating order and repair and has undergone significant improvements and modernization since the Company bought the Stephens Mill in 1991. The Stephens Mill facility itself is approximately 35 years old, and its buildings are mostly in good condition and repair. In February, 1997, the Stephens Mill experienced a severe storm that caused roof damage to a section of one of the main buildings. The Company carries insurance for the building and contents and fully expects to have necessary repairs made to repair the damage (see Note 19 to the consolidated financial statements).

Prior to its sale, SSC both owned approximately 2 acres of land and leased an adjacent facility on Mangum Road in Houston, Texas where it operated an OCC gathering operation (see Note 15 to the consolidated financial statements).

The Company has no formal plans to improve the 40 acre tract of land that is part of the Stephens Mill property. This land is held by the Company, however, for future expansion of the Stephens Mill manufacturing facility as and when needed. All of the Company's real property, buildings and improvements constituting a part of, or located on, its Stephens Mill site and its administrative offices in Houston, including, without limitation, all machinery, equipment, furniture, furnishings and fixtures and related personal property located thereon, are subject to the first mortgage, liens and encumbrances created in favor of Finova Capital Corporation under the terms and provisions of a Mortgage and Security Agreement dated April 25, 1995 securing indebtedness of the Company and its subsidiaries to Finova Capital Corporation. In connection with the securing of bridge loan financing in the fourth quarter of 1996 and first quarter 1997, the assets mentioned above are now also subject to a second lien in favor of BlueStone Capital Partners LP ("BlueStone"), as agent for the Original Issue Discount Note (the "1996 E Notes") holders.

The felt mill plant facility owned by the Company's Canadian subsidiary, Striker Canada, in Thorold, Ontario Province, Canada consists of approximately 5 acres of land located at 100 Ormond Street South, Thorold, Ontario, Canada, including four multi-purpose buildings and all of the machinery necessary to produce dry felt. The plant machinery and equipment includes wood unloading and storage systems, dust collector and stock preparation systems, felt machines, steam and heat system (including boilers), warehouse loading docks, oil storage tanks and testing and pollution equipment (collectively hereinafter referred to as the Thorold Mill).

The Thorold Mill's real property and all improvements thereon, including buildings, fixtures, furniture, machinery, equipment, accessories and other goods and chattels are owned by Striker Canada are likewise mortgaged in favor of, and to secure indebtedness owing by Striker Canada to, Laurentian Bank of Canada (formerly North American Trust Company), its successors and assignees. On January 16, 1997, a fire occurred at the Thorold Mill. The fire caused structural and machinery damage. The Company believes that the insurance coverage is adequate and that all necessary repairs will be made in order to restart the plant (see Note 19 to the consolidated financial statements).

In addition to machinery, equipment and other personal property owned by the Company and its subsidiaries, the corporations lease additional machinery, equipment and computer and office equipment located either at the Stephens Mill, the Thorold Mill, or at the administrative offices of the Company in Houston, Texas. The majority of the leases from third parties are classified for accounting purposes as non-cancelable long-term capital leases, with an aggregate capital lease obligation at December 31, 1996, of $54,712. The Company also leases certain machinery and equipment and office space from third parties under non-cancelable long-term operating leases expiring from 1997 through 1999, under the terms of which total rental expense for the year ended December 31, 1996, was $323,284.

Management of the company believes that its Stephens Mill property, its Thorold Mill and related physical properties, as well as personal property and equipment located at its administrative offices in Houston, Texas, are adequately covered by insurance.

Item 3. LEGAL PROCEEDINGS

On April 25, 1996, the Company signed an agreement to combine in a merger transaction (the "Transaction") with the indirect parent corporation of one of the largest privately-owned manufacturers of asphalt shingles and built up roofing (GS Roofing). The closing of the Transaction had been extended in writing by mutual agreement of the parties to April 21, 1997, provided that (i) a Registration Statement required to raise the equity component of the financing required for closing was filed with the Securities and Exchange Commission (which document was filed with the Securities and Exchange Commission December 26, 1996) and (ii) the merger became effective on or before April 21, 1997 or within incremental five business day periods of time thereafter so long as bona fide marketing efforts were being conducted by the underwriters with a view to such Registration Statement becoming effective on or before April 30, 1997.

On or about February 4, 1997, via facsimile transmission the President of GS Roofing, Donald F. Smith, sent a notice to the Company of his and, resultantly, GS Roofing's repudiation of the Transaction. Subsequent to that date, the Company made protracted attempts to reinstate the Transaction, without success. Accordingly, management ultimately retained counsel and filed suit against Newgen Holdings, Inc., Gen Holdings, Inc., GS Roofing Products Company, Inc., Donald F. Smith and Maredon-I, Ltd. alleging, among other things, a breach of contract by the defendants resulting from the defendants' wrongful repudiation of the binding agreements between the Company and the defendants providing for the Transaction, which action by the defendants severely impaired the Company's ability to complete the equity and debt offerings which were a critical part of the Transaction. The lawsuit is in the preliminary stages, no Answer has yet been filed by the defendants and pre-trial discovery has not yet commenced. Accordingly, the Company is unable at present to express any opinion regarding the probable outcome of this litigation.

In connection with the Transaction, the Company received bridge financing from its underwriter, BlueStone. As is customary with bridge financing, both the Company and the 1996 E noteholders contemplated payment of the bridge notes out of the debt and equity financing of the Transaction. Subsequent to December 31, 1996, and following repudiation of the Transaction by Donald F. Smith and GS Roofing, et al, the Company received a demand notice from BlueStone accelerating the due date of the 1996 E Notes to April 3, 1997 from April 25, 1997. The Company is currently negotiating with BlueStone to remedy the default. The 1996 E Notes are secured by a second and subordinate lien and security interest on the assets of each of the Company's U.S. subsidiaries, including its Stephens, Arkansas plant, junior in priority to the lien on the same assets held by its senior lender. The 1996 E Notes are also guaranteed by each of the Company's U.S. subsidiaries. If the Company is unable to renegotiate the terms of the 1996 E Notes or obtain other financing for the payment thereof, the bridge notes will remain in default and will have a material adverse impact on the Company and its ability to operate.

The Company and its subsidiaries are not parties to any material legal proceedings, other than routine claims and disputes arising in the normal course of the Company's business, substantially all of which are being resolved and settled in due course by agreement, except, (i) a suit filed April 7, 1997 against the Company's Canadian subsidiary, Striker Canada, in the Ontario Court (General Division) in St. Catharines, Ontario asserting claims arising out of the termination of employment of a former employee of Striker Canada. The Company denies the claims or the amount thereof asserted in the Canadian suit and intends to defend the suit vigorously. Management of the Company does not believe that any legal proceedings pending against it at the date of this report, individually or in the aggregate, will have a material adverse effect on the Company's operations or results of operations.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal year 1996 to a vote of security holders of the Company, through solicitation of proxies or otherwise.

PART II


Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to April, 1994, the public market for shares of Common Stock of the Company had been inactive since the beginning of the third quarter of 1991. However, trading in shares of the Company's Common Stock commenced again in, and continued to June 9, 1994 in the over-the-counter electronic bulletin board market. On April 17, 1995, the Company's Common Stock was admitted to trading on the NASDAQ SmallCap market. The high and low trade prices for the Company's Common Stock in either the over-the-counter electronic bulletin board or NASDAQ SmallCap markets for each full quarterly period within the two most recent fiscal years, or part thereof for which quotes are available, are as follows:


   OTC/NASDAQ:
   -----------
                                                  High             Low
                                                  ----             ---
       First quarter 1996                         6-1/4            5-3/4
       Second quarter 1996                        7                5-3/4
       Third quarter 1996                         6-7/8            6
       Fourth quarter 1996                        6-3/4            6-3/4

                                                  High             Low
                                                  ----             ---
       First quarter 1995                         5-3/4            5-1/2
       Second quarter 1995                        6-3/8            5-1/2
       Third quarter 1995                         6-3/8            6
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

On June 9, 1994, shares of the Company's Common Stock were admitted to trading on the Boston Stock Exchange, and the high and low sales prices for the Company's Common Stock on the Boston Stock Exchange for each full quarterly period within the two most recent fiscal years, or part thereof for which quotes are available, are as follows:


   Boston Stock Exchange:
   ----------------------
                                                 High             Low
                                                 ----             ---
      First quarter 1996                         6-1/4            5-1/2
      Second quarter 1996                        6-1/4            5-3/4
      Third quarter 1996                         6-7/8            6
      Fourth quarter 1996                        6-5/8            5-1/8

                                                 High             Low
                                                 ----             ---
      First quarter 1995                         5-3/4            5-1/2
      Second quarter 1995                        6-1/4            6-1/8
      Third quarter 1995                         6-1/8            6-1/8
      Fourth quarter 1995                        6-1/8            5-13/16

The approximate number of record holders of Common Stock of the Company at March 31, 1997, was 1,992. Included in the number of shareholders of record are shares held in nominee or street name.

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

Item 6. SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the audited consolidated financial statements of the Company, and should be read in conjunction with the Company's consolidated financial statements and notes thereto (Item 8 herein) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7 herein):

                                                                   December 31,
                                    ----------------------------------------------------------------------------
                                       1996            1995             1994             1993             1992
                                       ----            ----             ----             ----             ----
   Operations:
      Revenues                      $ 7,342,748      $ 7,983,577     $ 7,977,888     $ 5,933,079     $ 4,956,222
      Income/(loss)
          from operations            (5,588,979)      (1,032,403)     (1,631,368)     (2,424,981)        (83,769)

   Fully diluted
      earnings (loss) per
      common and
      common equivalent
      share                             ($ 0.59)         ($ 0.13)         $ 0.04         ($ 0.43)        ($ 0.01)

Current assets                        1,844,565        1,740,645       1,349,473       1,568,265         986,221
Current liabilities                   7,486,896        3,919,753       1,319,812       3,037,036       1,000,395
Working capital                      (5,642,331)      (2,179,108)         29,661      (1,468,771)        (14,174)
Total assets                         19,200,466       18,322,444       6,837,929       5,862,446       3,421,426

Long-Term Obligations
    and Equity:
      Long-term obligations:
      Long-term debt                    534,650        1,188,230              --       2,000,000              --
      Indebtedness to related
          parties                     5,300,000        1,200,000       1,252,641              --              --
      Other long-term
          obligations                    18,750           68,717         100,600         137,062         154,394
      Total long-term
          obligations                 5,853,400        2,456,947       1,353,241       2,137,062         154,394

Stockholders' Equity                $ 5,860,170     $ 11,945,744     $ 4,164,876       $ 688,348     $ 2,266,637

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-K:

Results of Operations

                                                                       Years Ended December 31,
                                                                      --------------------------
                                                                1996            1995             1994
                                                                ----            ----             ----
Revenue                                                     $ 7,342,748     $ 7,983,577      $ 7,977,888
Cost of Sales                                                 7,334,629       7,023,242        7,926,095
                                                            -----------     -----------       -----------

Gross Margin                                                      8,119         960,335           51,793
Selling, general and
 administrative                                               5,597,098       1,992,738        1,683,161
                                                            -----------     -----------       -----------

Operating loss                                               (5,588,979)     (1,032,403)      (1,631,368)
Interest expense, net                                          (840,510)       (311,004)        (255,757)
Other income                                                                     33,773          144,688
                                                            -----------     -----------       -----------
Net loss before
 extraordinary item                                         $(6,249,489)    $(1,309,634)      $(1,742,437)
                                                            ===========     ===========       ===========

COMPARISON OF YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Sales for the year ended December 31, 1996 were $7,342,748, a decrease of $640,829 from sales of $7,983,577 for the year ended December 31, 1995. The decrease in sales is primarily due to a decrease in the average realized sales price of dry felt and a decrease in the quantity of dry felt sold by the Stephens Mill of approximately 1,400 tons that was partially offset by the increase in the quantity of dry felt sold by the Thorold Mill.

Sales for the year ended December 31, 1995, were $7,983,577, an increase of $5,689 from sales of $7,977,888 for the year ended December 31, 1994. Though sales increased slightly, the product mix moved to almost exclusively dry felt in 1995 from a mix of saturated felt and dry felt in 1994.

Gross margin decreased to $8,119 (0.1 percent of total sales) for the year ended December 31, 1996 from a gross margin of $960,335 (12 percent of total sales) for the year ended December 31, 1995. The decrease in gross margin is primarily due to an increase in utility usage and rates, lower realized sales prices for dry felt and the fact that no pulp hedge gain was realized in the 1996 period (see Note 13 to the consolidated financial statements). In addition, the Company incurred significant operating expenses associated with the ongoing refurbishment and July start-up of the Thorold Mill.

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

Selling, general and administrative expenses increased by $3,604,360 (180.9 percent) to $5,597,098 for the year ended December 31, 1996, from $1,992,738 for the year ended December 31, 1995. This increase was due to (i) the write-off of approximately $1,770,000 of deferred acquisition costs as a result of GS Roofing's repudiation of the planned merger with Striker (ii) an increase in office expenses (iii) an increase in executive compensation and (iv) severance costs associated with a staff reduction made in anticipation of consolidating the administrative functions of Striker with that of GS Roofing.

Selling, general and administrative expenses increased by $309,577 (18.4 percent) to $1,992,738 for the year ended December 31, 1995, from $1,683,161 for the year ended December 31, 1994. This increase was due to (i) an increase in salaries due to additional employees, (ii) an increase in office expenses and (iii) an increase in depreciation.

Interest expense, net, increased to $840,510 for the year ended December 31, 1996, from $311,004 for the year ended December 31, 1995. This increase is due to the increase in secured borrowings and subordinated debt borrowings during 1996 and the amortization of deferred financing costs.

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

CASH FLOWS - COMPARISON OF YEARS ENDED DECEMBER 31, 1996, 1995 AND 1994

Cash flows used by operating activities increased to $4,631,485 for the year ended December 31, 1996 from cash flows provided by operating activities of $821,082 for the year ended December 31, 1995. The increase primarily resulted from the significant loss sustained by the Company and increase in accounts payable and accrued liabilities. In addition, the Company incurred significant costs associated with the start-up of the Thorold Mill.

Cash flows provided by operating activities increased to $821,082 for the year ended December 31, 1995 from a negative $1,791,438 for the year ended December 31, 1994. The increase primarily resulted from the increase in accounts payable and accrued liabilities.

Cash flows used in investing activities decreased to $610,515 for the year ended December 31, 1996 from $4,658,474 for the year ended December 31, 1995. The decrease was primarily due to a decrease in expenditures for property and equipment that was partially offset by the proceeds from the sale of the Company's former subsidiary, SSC.

Cash flows used in investing activities increased to $4,658,474 for the year ended December 31, 1995 from $1,802,150 for the year ended December 31, 1994. The increase was primarily due an increase in expenditures for fixed assets in Canada.

Cash flows provided by financing activities increased to $5,392,918 for the year ended December 31, 1996 from $3,960,210 for the year ended December 31, 1995. The increase is primarily due to subordinated note financings used for the Transaction costs and working capital in the 1996 period.

Cash flows provided by financing activities increased from $3,562,380 for the year ended December 31, 1994 to $3,960,210 for the year ended December 31, 1995. The increase is primarily due to term borrowings in the 1995 period.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1996, the Company had an operating loss and experienced short-term liquidity concerns.

The Company devoted substantial amounts of cash to acquisition activities for the Transaction. The Company raised over $3,000,000 in subordinated debt in 1996 (including $735,000 raised in January, 1997) to pay for the costs of the Transaction. Because approximately $500,000 of Transaction costs were not funded, accounts payable were aged beyond their terms. It was the intention of the Company to pay all outstanding debt and past-due payables upon the closing of the Transaction. Due to the significant resources devoted to the Transaction and the subsequent repudiation by Donald F. Smith and GS Roofing, et al, the Company's ability to repay debt operations, pay past-due accounts payable, finance needed capital projects and continue has been gravely impaired.

The Company experienced an increase in current liabilities for the year ended December 31, 1996 from the year ended December 31, 1995. The increase in current liabilities has resulted in a working capital deficit of $5,642,331. The increase is primarily due to a significant increase in short-term debt used to fund corporate development activities, capital improvements and operations. The Company has requested a waiver of certain debt covenants from Lauventian Bank of Canada related to its term note agreement, as of the date of this report, the Company had not received the waiver. Therefore, the Company has reclassified all of the term note agreements as current debt on the Consolidated Balance Sheet. In addition, the Company experienced an increase in current liabilities and accounts payable due to the increased expenses associated with both mills operating during 1996 that were not sufficiently funded by the Company's existing debt facilities.

After having been idled for two years by its previous owners, the Thorold Mill needed extensive capital improvements, additions, and repairs. These necessary capital improvements, additions and repairs were partially financed. However, since the plant was idled while the improvements were made, there was no production. The Company's cash resources were limited and consequently the balance of the project was financed by increasing current liabilities. The capital improvements continued through April, 1996. Upon restarting the Thorold Mill in July, 1996, several repairs were necessary to the paper line in order to operate. As a result of these repairs, no saleable production or cash flow was generated by the Thorold Mill. These unfunded costs resulted in an increase of accounts payable and accrued liabilities.

Several capital improvements were made to the Stephens Mill during the year ended December 31, 1995 that extended into June, 1996. The improvements and additions made were necessary to meet regulatory requirements. These improvements were only partially financed.

Management believes that the improvements made to the Stephens and Thorold Mills will benefit the operations of the Company. The improvements to the plants will allow production of varying grades of paper (lightweight, medium weight, and heavyweight) more efficiently. This will allow the Company to produce paper for all geographic markets. In addition, the geographic locations of the plants facilitate distribution of products to the midwest, southwest, southeast, and northeast markets. However, for the Company to benefit fully from the improvements made to the plants, the Company must operate the plants at capacity (typically 11.5 months per year). In addition, the Company must identify, finance and complete capital projects that will allow the plants to operate at lower costs.

The factors listed above have led to the working capital deficit. Management has continued to monitor its operational realignment that was implemented during 1994 that included (a) head count reductions, (b) use of lower cost raw material vendors, (c) obtaining alternative lower cost raw materials sourcing and (d) a preventative maintenance program to reduce downtime and repairs. The Company must continue to monitor operations and identify and implement capital projects that will improve efficiencies and lower costs. While the Company continues to monitor its program of operational realignment and cost reductions, however, there can be no assurance that such cost reductions will allow the Company to achieve profitability.

On February 16, 1996, the Company issued $1,300,000 of 10.25% Subordinated Notes (the "1996 Notes") to seven purchasers. The proceeds of the 1996 Notes were used for Transaction costs and/or working capital needs.

On June 5, 1996, the Company issued $1,300,000 in aggregate principal amount of
10.25 % Subordinated Notes (the "1996 B Notes") to twelve international investors, five of which are stockholders. The 1996 B Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 B Notes were used for Transaction costs and/or working capital needs.

On July 10, 1996, the Company issued $1,500,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 C Notes") to nine international investors, six of which are stockholders. The 1996 C Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 C Notes were used for Transaction costs and/or working capital needs.

The Company issued $798,000 in aggregate principal amount of Subordinated Notes (the "1996 D Notes") dated October 28, 1996 to twenty-two investors. The 1996 D Notes mature at the earlier of (i) 5/15/97, or (ii) closing of any public or private debt or equity financing exceeding $10.5 million. The proceeds of the 1996 D Notes were used for Transaction costs and/or working capital needs.

During November and December, 1996, the Company issued $1,575,000 in aggregate principal amount of Original Issue Discount Notes (the "1996 E Notes") to sixteen investors represented by BlueStone. On January 21, 1997, the Company issued an additional $735,000 in aggregate principal amount of the 1996 E notes to six investors. The 1996 E Notes mature at the earlier of (i) 4/25/97, subject to extension or earlier payment upon the terms, or occurrence of the events, more fully provided in the 1996 D Notes. The proceeds of the 1996 E Notes were used for Transaction costs and/or working capital needs. Subsequent to December 31, 1996, and following repudiation of the Transaction by Donald F. Smith and GS Roofing, et al, the Company received a demand notice from Blue Stone accelerating the due date of the 1996 E Notes to April 3, 1997 from April 25, 1997. Management is currently in discussions with BlueStone to waive the default notice and extend the due date.

On January 16, 1997, the Company experienced a fire at its Thorold Mill. The fire was caused by an electrical short in the main building which houses the paper line. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The Company immediately contacted its insurance carrier and started planning the rebuilding of the damaged part of the plant and replacement of the fire damaged equipment. The estimates available at the date of this Report indicate damage of approximately $1,500,000 US. The Company's insurance policy calls for 90% of replacement cost. Management believes that the insurance coverage on the plant and its contents of $5,000,000 US is more than adequate to cover all the costs of rebuilding and replacing all fire damage to the plant and equipment. The Company anticipates that additional routine repairs and maintenance will be necessary prior to start-up. As of the date of this report, the Company anticipates having the repairs completed and resuming full operation on or about May 31, 1997. The ability of the Company to resume operations will be dependent upon sufficient cash availability for start-up costs, aged payable payments and working capital. Management has estimated that the start-up of the Thorold Mill will require additional working capital of approximately $350,000 US. The Company is pursuing several financing options in order to raise the cash necessary to recommence operations.

Management believes cash generated by operations of both mills, once its Thorold Mill is fully operational, will adequately fund the cash needs of the Company's operations for the remainder of the year. To meet working capital requirements and expand its business, the Company will need to borrow additional amounts, obtain an additional third-party credit facility and/or restructure its existing debt. The Company currently has two existing credit lines, consisting of revolving lines of credit and term loans collateralized by receivables, inventories, and fixed assets. The Company is pursuing additional financing arrangements which might include private or public sales of equity or debt securities. However, there can be no assurances that the Company will be able to obtain any additional debt or equity financing.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including profitable operation of both Plants, penetration of existing and new markets at profitable margin and volume levels and cash liquidity.

On March 2, 1995, the Company issued $1,200,000 of 10.25% Subordinated Notes (the "1995 Notes") to seven purchasers. The 1995 Notes mature on December 31, 1998, and interest commenced being payable quarterly beginning July 1, 1995. The proceeds of the 1995 Notes were used to retire a note payable to an affiliate.

During the quarter ended March 31, 1995, the Company authorized the issuance of Warrants to purchase 1,000,000 shares of Common Stock of the Company at a Warrant Price of $1.50 per warrant and an Exercise Price of $2.00 per share escalating to $2.65 per share over the term of the Warrant which expires on February 28, 1997.

During the quarter ended March 31, 1995, $850,000 was received by the Company upon issuance of 566,668 share Warrants and during April 1995, an additional $100,000 was received upon the issuance of 66,667 share Warrants. The Warrants are identical in form and content, varying only as to their dates of issuance. Warrants covering an aggregate of 566,668 shares of the Company's Common Stock were exercised during the quarter ended June 30, 1995 at the Exercise Price of $2.00 per share and the Company received $1,133,336 upon the exercise thereof. As of December 31, 1995, 66,667 Warrants remain outstanding. The Warrants contain an undertaking of the Company to effect a "shelf registration" with respect to shares of the Company issuable upon the exercise thereof. Pursuant to such undertaking, the Company filed a Registration Statement on Form S-3 with the Securities and Exchange Commission during the quarter ended June 30, 1995, which Registration Statement was effective August 16, 1995. The Company paid $71,000 upon the issuance, and $160,000 upon the exercise, in commissions to a third party in connection with the placement and exercise of the Warrants during the year ended December 31, 1995.

On May 5, 1995, the asset purchase transaction of the land, building and equipment of Northern Globe Building Materials, Inc.'s ("Northern") idled dry felt mill in Thorold, Ontario, Canada (the "Thorold Mill") pursuant to the Asset Purchase Agreement between Northern Globe Building Materials, Inc. (Northern), dated March 10, 1995 was consummated. The purchase price of the assets purchased was 1,345,790 shares of common stock of the Company and $250,000 cash. The assets purchased were recorded at the sum of the estimated market value of the shares of Common Stock issued ($5.50 per share), cash paid and acquisition costs incurred in connection with the purchase. The physical properties and assets purchased were recorded at the total consideration paid of $8,667,642.

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

On July 28, 1995, the Company's Canadian subsidiary, Striker Canada, entered into a financing agreement with a major Canadian lender. The financing agreement consists of a term loan based upon the liquidation value of certain of the subsidiary's fixed assets and a revolving borrowing line of credit based upon eligible accounts receivable (collectively "the Canadian Facility"). Advances under the Canadian Facility are limited to $2,000,000 Canadian in the aggregate and bear interest at Canadian prime + 2.5%. The Canadian Facility requires the subsidiary to keep a $500,000 Canadian certificate of deposit at the Canadian lender as additional collateral. At December 31, 1996 and 1995, Striker Canada was not in compliance with certain covenants of the Canadian Facility. However, a waiver was obtained for the year ended December 31, 1995 that expired January 1, 1997. At the date of this report, the Company was working with the Canadian lender to obtain a waiver. As the Company has not received a waiver, the Company has reclassified the Canadian Facility as current debt for the year ended December 31, 1996.

Management is currently pursuing various strategies in order to provide needed liquidity, finance the acquisition of a saturating plant in Georgia and provide financing for capital projects. Management believes that negotiations regarding restructuring existing debt and obtaining new debt and/or equity financing are vital to continuing operations. Pursuant to this view, Management is in discussion with the 1996 D noteholders to extend the maturity date of the notes to December 31, 1998. Management is currently in discussions with BlueStone to waive the default notice that has resulted from the cancellation of the merger by GS Roofing and Donald F. Smith, et al. Management believes that the ability to obtain a waiver from BlueStone will facilitate our current investors/shareholders to infuse additional capital into the Company without the threat of foreclosure proceedings. Management is currently engaged in negotiations with investor/shareholders to obtain an immediate $1,000,000 in subordinated debt and an additional offering of debt and/or equity securities in order to retire the BlueStone 1996 E Notes and to provide a portion of the financing needed for the saturating plant acquisition. In addition, Management is in discussions with affiliated subordinated debt holders to convert some or all of their debt into equity (common stock) of the Company.

If achieved, the conversion of outstanding affiliated debt would result in significant savings of cash interest payments and interest expense. The Company incurred over $3,000,000 of subordinated debt in 1996 to pay costs of the Transaction. In addition, over $500,000 of transaction costs remain unpaid at December 31, 1996. Donald F. Smith and GS Roofing's repudiation of the Transaction raised grave doubts as to their realizability. These costs have been written off at December 31, 1996. Further, the Company aged other payables to facilitate payment of certain Transaction costs. The Company had intended to pay all outstanding debt and past-due accounts payable at the closing of the Transaction.

While the Company devoted substantial amounts of cash to acquisition activities, accounts payable and other current liabilities increased. Management is aware that the Company will need to raise money in order to reduce accounts payable. Discussions and presentations are being made by Management to various banks and financial institutions to obtain financing for a potential plant acquisition, capital improvement projects and short-term working capital. The Company is in current negotiation with a manufacturer of saturated felt located in Georgia, which is a current customer of the Company, to acquire their plant. Management believes that the acquisition of this plant will absorb allocated costs of administration and provide an additional source of cash. During the previous eighteen months, Management has identified several capital improvement projects that would allow the Stephens Mill and Thorold Mill to operate more efficiently with significant cost savings and gained production capacity. Management believes that these improvements are necessary to be competitive and provide adequate margins that would allow the Company to operate at a profit. The ability to extend maturity dates will allow the Company to focus on immediate and near-term projects that will improve the operating efficiency, thereby giving the Company the ability to generate a positive cash flow that will allow for future debt repayments.

Management believes that strategic acquisitions can enhance profitability and increase investor/shareholder's value in the Company. The Company intends to focus on strategic acquisitions in order to grow, gain economies of scale and allocate administrative costs. Management believes that profitability through operational changes and improvements and acquisitions will facilitate credit facilities at favorable terms that could be used for growth and consolidation.

Management believes some, if not all, of the above mentioned strategies will allow the Company to obtain sufficient working capital and acquisition financing to continue with its plan of growth through acquisitions. However, there can be no assurance that any of these objectives will be achieved.

INFLATION AND SEASONALITY

Inflation in the United States has not had a material effect on the Company in recent years. Revenues and earnings may vary from quarter to quarter, depending on weather conditions and other factors. The Company's operating results for any particular quarter may not be indicative of the results for any future quarter or any year.

RECENT ACCOUNTING PRONOUNCEMENTS

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). SFAS 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement will be effective for fiscal years beginning after December 15, 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-K contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and
Section 21E of the Securities Exchange Act of 1934, as amended. All statements other than statements of historical facts included in this report including, without limitation, statements regarding the Company's business strategy, plans, objectives and beliefs of management for future operations, Striker Industries, Inc. are forward looking statements. Although the Company believes the expectations and beliefs reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to have been correct. Important factors that could cause actual results to differ materially from the Company's expectations ("Cautionary Statements") are discussed in Item I "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations".

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

                                    PART III


Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a listing of, and certain information with respect to, all Directors and executive officers of the Registrant as of the date of this Annual Report:


                                                                                                  EXECUTIVE
                                                                                 DIRECTOR          OFFICER
   NAME                            POSITIONS HELD                      AGE         SINCE            SINCE
   David A. Collins............    Chairman of the Board                44          1993             1993
                                   President and Chief Executive
                                    Officer
                                   Director

   William B. Locander.........    Director                             52          1993             N/A

   Matthew D. Pond.............    Chief Financial Officer              33          1993             1993
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

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, Directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the forms received by it, the Company believes that during the year ended December 31, 1996 all filing requirements applicable to the Company's officers, Directors and greater than 10% stockholders were met.

Item 11. EXECUTIVE COMPENSATION

Summary of Compensation. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended December 31, 1996, 1995, and 1994 to the Company's Chief Executive Officer and Chief Financial Officer:

                                                                                                LONG-TERM
                                               ANNUAL COMPENSATION                         COMPENSATION AWARDS
                               --------------------------------------------------        -------------------------
                                                                                         RESTRICTED
                                                                      OTHER ANNUAL         STOCK           OPTIONS
   NAME AND POSITION            YEAR      SALARY       BONUS          COMPENSATION         AWARDS          (1) (2)
   David A. Collins........     1996      $419,000     $31,000            -0-                -0-             -0-
    President and Chief         1995      $139,583        -0-             -0-                -0-             -0-
    Executive Officer           1994      $158,333        -0-             -0-                -0-        1,000,000
   Matthew D. Pond........      1996      $240,000        -0-             -0-                -0-             -0-
    Chief Financial             1995      $ 64,583        -0-             -0-                -0-             -0-
    Officer                     1994      $ 58,333        -0-             -0-                -0-          600,000

-------------------------------
(1) The shares underlying the non-qualified stock option granted in 1994 under the Company's 1994 Amended and Restated Incentive Stock Plan (the "Stock Plan"), vest over three years at the rate of 400,000 shares on January 1, 1994 and 300,000 shares on January 1 of each of 1995 and 1996 for David A. Collins and 60,000 shares on January 1 of each of 1994 and 1995, 120,000 shares on January 1, 1996 and 180,000 shares on January 1 of each of 1997 and 1998 for Matthew D. Pond.

(2) Each option granted under the Stock Plan may become immediately exercisable on the occurrence of a Change in Control (as defined in the Stock Plan). No stock appreciation rights were granted during the fiscal year ended December 31, 1996.

Option Grants. No options were granted to the Chief Executive Officer or the Chief Financial Officer during the fiscal year ended December 31, 1996.

Aggregated Option Exercises and Fiscal Year-End Option Values. The following table provides information with respect to options exercised during the fiscal year ended December 31, 1996 by the Chief Executive Officer and Chief Financial Officer listed in the preceding table and the fiscal year-end value of unexercised options held by the Chief Executive Officer and Chief Financial
Officer:

                                                     NUMBER OF                   VALUE OF UNEXERCISED
                                                UNEXERCISED OPTIONS              IN-THE-MONEY OPTIONS
                                                         AT                               AT
                                                  DECEMBER 31, 1996              DECEMBER 31, 1996 (1)
                                                  -----------------              --------------------
                         SHARES
                        ACQUIRED
                           ON        VALUE                       NOT                              NOT
         NAME           EXERCISE   REALIZED     EXERCISABLE  EXERCISABLE      EXERCISABLE     EXERCISABLE
                        --------   --------     -----------  -----------      -----------     -----------
David A. Collins        250,000    $1,250,000      750,000             0       $3,750,000                0

Matthew D. Pond          25,000      $125,000      215,000       360,000       $1,075,000       $1,800,000

-----------------------------------
(1) Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the fair market value of the Common Stock on December 31, 1996 ($6.00 per share), calculated with reference to the closing price of the Company's Common Stock on the NASDAQ SmallCap Market Exchange on that date, and the exercise price, which is $1.00 per share. Options are in-the-money if the fair market value of the underlying Common Stock exceeds the exercise price of the option shares.

Compensation of Directors. Directors do not receive compensation for service on the Board of Directors; however, employee-Directors are eligible to participate and do participate in the Company's Stock Plan as stated above.

Employment Agreements. The Company has not entered into employment agreements with its above named Executive Officers.

Board of Directors Interlocks and Insider Participation. Messrs. Collins, Locander and Pond served on the Board of Directors in 1996. Messrs. Collins and Pond also serve as executive officers of the Company and as directors and officers of its various subsidiary corporations.

Board of Directors Compensation Report. The Company has developed and implemented compensation policies, plans and programs that consist of the following elements: base compensation, cash bonuses and awards uner Company's 1994 Amended and Restated Incentive Stock Plan (Stock Plan).

Executive base compensation for senior executives (including the Chief Executive Officer and Chief Financial Officer), is intended to be competitive with that paid in comparably situated industries and to provide a reasonable degree of financial security and flexibility to those individuals whom the Board of Directors regards as performing the duties associated with the various senior executive positions. In furtherance of this objective, the Board of Directors periodically, though not necessarily annually, reviews the salary levels of comparable companies to provide a reasonable basis for comparison. Although the Board of Directors does not attempt to specifically tie executive base pay to that offered by any particular sampling of companies, the review provides a useful gauge in administering the Company's base compensation policy. In general, however, the Board of Directors considers the credentials, length of service, experience, and consistent performance of each individual senior executive when setting compensation levels.

The Revenue Reconciliation Act of 1993 restricts the ability of a publicly-held corporation to deduct compensation in excess of $1,000,000 paid to its Chief Executive Officer and the four most highly compensated officers. Based on its current compensation structure, the Company does not anticipate that any of its officers will reach the $1,000,000 threshold.

During 1996, a small cash bonus was awarded to the Chief Executive Officer. The Company's Stock Plan is intended to provide key employees, including the Chief Executive Officer and the named executive officers of the Company and its subsidiaries, with a continuing proprietary interest in the Company, with a view to increasing the interest in the Company's welfare of those personnel who share the primary responsibility for the management and growth of the Company. Moreover, the Stock Plan provides a significant non-cash form of compensation, which is intended to benefit the Company by enabling it to continue to attract and to retain qualified personnel.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information contained in (i) the certified Shareholder List of the Company as of December 31, 1996 prepared by the Company's Transfer Agent, American Securities Transfer, Inc., and (ii) Information Statements pursuant to Rule 13d-1 received by the Company subsequent to December 31, 1996, plus (iii) securities deemed outstanding pursuant to Rule 13d-3 (d) (1) of the Exchange Act at the date of this Annual Report, the following table sets forth certain information regarding the beneficial ownership of the Company's common stock by each person known to the Company to be the owner of more than five percent of the outstanding shares of its Common Stock, and by each executive officer named in the Summary Compensation Table (see "Executive Compensation") and by all Directors and executive officers of the Company as a group:


       (1)                              (2)                                    (3)                  (4)
    Title of                    Name and Address of                    Amount and Nature of      Percent of
      Class                     Beneficial Owner (1)                   Beneficial Ownership        Class
      -----                     --------------------                   --------------------        -----
     Common      David A. Collins                                   2,340,481; Direct (2)          20.0%
                 One Riverway, Suite 2450
                 Houston, Texas 77056

     Common      Northern Globe Building Materials, Inc.            1,345,790; Direct              12.3%
                 22 Sydenham Street
                 P O Box 966
                 Brantford, Ontario
                 Canada N3T 5S1


     Common      All named executive officers and                   2,580,481; Direct (3)          21.8%
                 Directors as a group (3 persons)

On or about April 15, 1996, David A. Collins and Matthew D. Pond exercised a combined total of 275,000 shares at $1 per share, pursuant to their respective non-qualified stock option agreements. The shares were issued in exchange for two separate promissory notes aggregating $275,000, secured by the pledge by each maker of a part of all of the shares acquired.

-------------------------------
(1) Excludes shares held of record as nominee for others by Cede & Co.
(2) Includes 750,000 shares that may be acquired upon the exercise of vested exercisable options
(3) Includes 1,240,000 shares that may be acquired upon the exercise of vested exercisable options

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Management in not aware of any transaction since January 1, 1996, or currently proposed transaction, to which the Company or any of its Subsidiaries was or is to be a party, in which the amount involved exceeds $60,000 and in which any director or executive officer of the Company, or any security holder known by the Company to own of record or beneficially more that 5% of any class of the Company's Common Stock, or any members of the immediate family of any of the foregoing persons had, or will have, a direct or indirect material interest.

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

         2.4 Plan and Agreement of Merger among Striker Industries, Inc., GSR Industries, Inc., Striker Acquisition No. 3, Inc., Newgen Holding, Inc., Donald F. Smith, Edward T. Nesselroade, et al dated as of November 29, 1996.

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

         4.2 Security Agreement between the Company's wholly-owned subsidiary, Striker Paper Corporation, and Finova Capital Corporation dated April 25, 1995 covering a revolving credit facility (filed as Exhibit 4.2 to the Company's 1995 Form 10-K, and incorporated herein by reference).

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

         4.5 10.25% Subordinated Promissory Note of the Company's Wholly-owned subsidiary, West Oxford Industries, Inc., maturing December 31, 1998 ($1,300,000 in aggregate principal amount) issued February 16, 1996 (filed as Exhibit 4.5 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.6 Credit facilities' commitment letter agreement dated May 16, 1995 between North American Trust Company of Hamilton, Ontario, Canada and the Company's wholly-owned Canadian subsidiary, Striker Paper Canada, Inc. (filed as Exhibit 4.6 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.7 $2,000,000 Canadian dollar amount Debenture of Striker Paper Canada, Inc. in favor of North American Trust Company, dated July 13, 1995 (filed as Exhibit 4.7 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.8 General Security Agreement dated July 13, 1995 between Striker Paper Canada, Inc. and North American Trust Company (filed as
                 Exhibit 4.8 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.9 Financial Assistance Agreement dated May 16, 1995 between Ontario Development Corporation, Striker Paper Canada, Inc. and Striker Industries, Inc. (filed as Exhibit 4.9 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.10 Warrant of the Company to purchase up to 150,000 shares of the Company's common stock issued to Ontario Development Corporation, dated September 8, 1995 (filed as Exhibit 4.10 to the Company's 1995 Form 10- K, and incorporated herein by reference).

         4.11 Mortgage and Security Agreement between the Company's indirect Wholly-owned Subsidiary, Striker Holdings, Inc., and Finova Capital Corporation dated as of April 25, 1995 securing payment of all Obligations owing by the Company and any of its subsidiary corporations to Finova Capital Corporation.

         4.12 10.25 % Subordinated Promissory Note of the Company's Wholly-owned Subsidiary, West Oxford Industries, Inc., maturing December 31, 1998 ($1,300,000 in aggregate principal amount) issued June 5, 1996.

         4.13 10.25 % Subordinated Promissory Note of the Company's Wholly-owned Subsidiary, West Oxford Industries, Inc., maturing December 31, 1998 ($1,500,000 in aggregate principal amount) issued July 10, 1996.

         4.14 Guaranty of the Company covering all Subordinated Promissory Notes of its Wholly-owned subsidiary, West Oxford Industries, Inc., referred to in Exhibits 4.5, 4.12 and 4.13.

         4.15 10% Convertible Subordinated Note of the Company's Wholly-owned Subsidiary, West Oxford Industries, Inc., dated October 28, 1996 ($798,000 in aggregate principal amount), with Exhibit A thereto.

         4.16 Letter agreement dated January 23, 1997 amending the first paragraph only of all 10% Convertible Subordinated Notes dated October 28, 1996 referred to in Exhibit 4.15.

         4.17 Guaranty of the Company covering all 10% Convertible Subordinated Notes dated October 28, 1996, of its Wholly-owned subsidiary, West Oxford Industries, Inc., referred to in
                 Exhibit 4.15.

         4.18 Original Issue Discount Promissory Note of the Company ($2,310,000 in original principal amount) issued by the Company on November 26, 1996 and on January 21, 1997.

         4.19 Warrant of the Company issued on November 26, December 2 and December 18 and on January 21, 1997 to holders of the Company's Original Issue Discount Notes covering the right to purchase, in the aggregate, up to 330,000 shares of the Company's common stock.

         4.20 Security Agreement dated as of January 21, 1997 between the Company's Wholly-owned subsidiaries, West Oxford Industries, Inc., Striker Holdings, Inc. and Striker Paper Corporation, and BlueStone Capital Partners, LP, Agent for the holders of the Original Issue Discount Promissory Notes of the Company referred to in Exhibit 4.18.

         4.21 Mortgage Agreement dated as of January 21, 1997 between the Company's Wholly-owned Subsidiary, Striker Holdings, Inc., and BlueStone Capital Partners, LP, Agent for the holders of the Company's Original Issue Discount Promissory Notes referred to in Exhibit 4.18, second subordinate and junior in priority to the Mortgage and Security Agreement in favor of Finova Capital Corporation referred to in Exhibit 4.11, securing payment of the Company's Original Issue Discount Notes referred to in
                 Exhibit 4.18.

         10.1 Dry Felt Purchase/Sale Agreement dated as of April 1, 1995 between Striker Paper Corporation and G.A.P. Roofing, Inc. (filed as Exhibit 10.1 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         10.2 Dry Felt Purchase/Sale Agreement dated as of April 1, 1995 between Striker Paper Corporation and Tarco Building Materials, Inc. (filed as Exhibit 10.2 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         10.3 Dry Felt Purchase/Sale Agreement dated as of April 1, 1995 between Striker Paper Corporation and United Roofing Manufacturing Company, Inc. (filed as Exhibit 10.3 to the Company's 1995 Form 10-K, and incorporated herein by reference).

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

                Name                          State (Province) of Incorporation
                ----                          ---------------------------------
      Striker Holdings, Inc.                               Texas
      Striker Paper Corporation                             Arkansas
      Striker Paper Canada, Inc.                    Province of Ontario, Canada
      Striker Services Canada, Inc.        Province of Ontario, Canada
      West Oxford Industries, Inc.                         Texas

         23.1    Consent of KPMG Peat Marwick LLP

         23.2    Consent of Arthur Andersen LLP

         27      Financial Data Schedule

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      STRIKER INDUSTRIES, INC.




                                      by: David A. Collins
                                         ----------------------------------
                                             David A. Collins, President and
                                             Chief Executive Officer



DATE:     April 15, 1997


In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

  Signature                          Title                            Date

David A. Collins                                                 April 15, 1997
----------------------                                           --------------
David A. Collins             Director, President and
                                Chief Executive Officer



Matthew D. Pond                                                  April 15, 1997
---------------------                                            --------------
Matthew D. Pond              Director, Chief Financial
                                Officer

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS


                                                                            Page
                                                                            ----
CONSOLIDATED FINANCIAL STATEMENTS OF
 STRIKER INDUSTRIES, INC.

    Independent Auditors' Reports                                            F-2

    Consolidated Balance Sheets - December 31, 1996 and December 31, 1995    F-4

    Consolidated Statements of Operations -
          Years ended December 31, 1996, 1995 and 1994                       F-5

    Consolidated Statements of Stockholders' Equity -
          Years ended December 31, 1996, 1995, and 1994                      F-6

    Consolidated Statements of Cash Flows -
          Years ended December 31, 1996, 1995, and 1994                      F-7

    Notes to Consolidated Financial Statements                               F-9

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and Stockholders
Striker Industries, Inc.:

We have audited the accompanying consolidated balance sheet of Striker Industries, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Striker Industries, Inc., and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and their cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. As discussed in Note 6 to the consolidated financial statements, the Company was in technical default of certain financial covenants in connection with its Canadian bank facility. Based on current estimates of available cash flow, management does not believe it will have sufficient cash to make the mandatory payment. Accordingly, the entire amount outstanding under the bank facility of approximately $1,000,000 has been classified as a current liability in the accompanying consolidated financial statements. Management's plans in regard to this matter is described in Note 6 to the consolidated financial statements. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

As discussed in Note 2 to the consolidated financial statements, the Company has adopted the provisions of the Financial Accounting Standards Board's Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" in 1996.



                                                  KPMG Peat Marwick LLP


Houston, Texas
April 15, 1997

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


                                               ARTHUR ANDERSEN LLP


Houston, Texas
March 10, 1995

                   STRIKER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995


                                Assets                                        1996             1995
                                ------                                        ----             ----
Current assets:
   Cash and cash equivalents                                             $    292,485         141,557
   Cash, restricted as to use                                                 360,000         360,000
   Accounts receivable:
      Trade                                                                   492,533         403,742
   Inventories: Other, net of bad debt allowance of 489,671 and 0 for December 31, 1996 and 1995, respectively
      Raw materials                                                            25,221          41,073
      Finished goods                                                          210,301         130,910
   Prepaid expenses and other current assets                                  418,958         262,757
                                                                         ------------      ----------
              Total current assets                                          1,844,565       1,492,770

Property and equipment, net                                                15,943,490      16,543,312

Deferred costs and other, net                                               1,412,411         286,362
                                                                         ------------      ----------
              Total assets                                               $ 19,200,466      18,322,444
                                                                         ============      ==========

                                  Liabilities and Stockholders' Equity
                                  ------------------------------------

Current liabilities:
   Trade accounts payable                                                $  2,524,519       2,438,271
   Accrued liabilities                                                        932,515         215,602
   Revolving line of credit                                                   529,950         875,909
   Current portion of long term debt                                        3,463,950         338,069
   Current obligations under capital leases                                    35,962          51,902
                                                                         ------------      ----------
              Total current liabilities                                     7,486,896       3,919,753

Long-term liabilities:
   Notes payable to affiliates                                              5,300,000       1,200,000
   Term loans, net of current portion                                         534,650       1,188,230
   Capital lease obligation                                                    18,750          68,717
                                                                         ------------      ----------
              Total long-term liabilities                                   5,853,400       2,456,947
                                                                         ------------      ----------

Stockholders' equity:
   Preferred stock, $.20 par value, 5,000,000 shares
      authorized, none issued                                                    --              --
   Common stock, $0.20 par value, 25,000,000 shares
      authorized, 10,912,564 and 10,599,564 shares issued,
      respectively                                                          2,184,913       2,119,913
   Stock subscriptions receivable                                            (275,000)       (236,000)
   Additional paid-in capital                                              14,098,034      13,688,119
   Accumulated deficit                                                     (9,988,500)     (3,559,011)
   Foreign currency translation adjustment                                    (84,277)         (67,277)
   Less treasury stock at cost, 12,000 shares in 1996                         (75,000)           --
                                                                         ------------      ----------
              Total stockholders' equity                                    5,860,170      11,945,744

Commitments and contingencies


              Total liabilities and stockholders' equity                 $ 19,200,466      18,322,444
                                                                         ============      ==========



See accompanying notes to consolidated financial statements.

                  STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

      For the years ended December 31, 1996, 1995 and 1994



                                                                 Year ended December 31,
                                                       ------------------------------------------
                                                            1996           1995           1994
                                                            ----           ----           ----

Revenues                                                $ 7,342,748    $ 7,983,577    $ 7,977,888

Cost of sales                                             7,334,629      7,023,242      7,926,095
                                                        -----------    -----------    -----------

                Gross margin                                  8,119        960,335         51,793

Selling, general and administrative expenses, net
    of salary reimbursements of $0,
    $132,000 and $192,500, respectively                   5,597,098      1,992,738      1,683,161
                                                        -----------    -----------    -----------

                Operating loss                           (5,588,979)    (1,032,403)    (1,631,368)
                                                        -----------    -----------    -----------

Other income (expense):
    Interest expense, net                                  (840,510)      (311,004)      (255,757)
    Other income                                               --           33,773        144,688
                                                        -----------    -----------    -----------

                Loss before income taxes and
                   extraordinary item                    (6,249,489)    (1,309,634)    (1,742,437)
Income taxes                                                   --             --             --
                                                        -----------    -----------    -----------

                Net loss before extraordinary item       (6,249,489)    (1,309,634)    (1,742,437)
                                                        -----------    -----------    -----------

Extraordinary item, gain on extinguishment
    of debt                                                    --             --        2,101,495
                                                        -----------    -----------    -----------
                Net income (loss)                       $(6,249,489)   $(1,309,634)   $   359,058
                                                        ===========    ===========    ===========

Income (loss) per common share:
    Loss before extraordinary item                      $      (.59)   $      (.13)   $      (.17)
    Extraordinary item                                           --             --            .21
                                                        -----------    -----------    -----------

    Net income (loss)                                   $      (.59)   $      (.13)   $       .04
                                                        ===========    ===========    ===========



See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY

              For the years ended December 31, 1996, 1995 and 1994



                                                    Common stock                       Stock                   Additional
                                           ------------------------------           subscriptions               paid-in
                                             Shares               Amount             receivable                 capital
                                             ------               ------             ----------                 -------
Balances, December 31, 1993                9,007,416          $ 1,801,483          $ (1,150,000)             $ 3,648,465

Capital contribution                              --                   --                    --                  172,477

Conversion of 9.75% convertible
   subordinated notes                        642,855              128,571                    --                1,896,422

Issuance of treasury stock                        --                   --                    --                  180,000

Cancellation of treasury stock              (963,165)            (192,633)                   --                 (770,532)

Payments received for stock-
   subscribed payments                            --                   --               700,000                       --

Net income                                        --                   --                    --                       --
                                          ----------          -----------          ------------              -----------
Balances, December 31, 1994                8,687,106            1,737,421              (450,000)               5,126,832

Warrants issued                                   --                   --                    --                  950,000

Warrants exercised                           566,668              113,334                    --                1,020,002

Common stock issued for Thorold
   Canada plan acquisition                 1,345,790              269,158                    --                7,038,523

Fees on warrants issued and
 exercised                                        --                   --                    --                 (233,238)

Write-off of stock subscriptions
 receivable                                       --                   --               214,000                 (214,000)

Foreign currency translation                      --                   --                    --                       --

Net loss                                          --                   --                    --                       --
                                          ----------          -----------          ------------              -----------
Balances, December 31, 1995               10,599,564            2,119,913              (236,000)              13,688,119

Common stock issued                           50,000               10,000                                        189,915

Employee stock subscriptions issued          275,000               55,000              (275,000)                 220,000

Payments received for stock-
   subscribed payments                            --                   --               236,000                       --

Treasury stock issued                        (12,000)                  --                    --                       --

Foreign currency translation                      --                   --                    --                       --

Net loss                                          --                   --                    --                       --
                                          ----------          -----------          ------------              -----------

Balances, December 31, 1996               10,912,564          $ 2,184,913          $   (275,000)             $14,098,034
                                          ==========          ===========          ============              ===========





                                                                  Treasury          Accumulated                Total
                                            Accumulated             stock        foreign currency           stockholders
                                             deficit               at cost          adjustment                 equity
                                             -------               -------          ----------                 ------
Balances, December 31, 1993               $ (2,608,435)        $ (1,003,165)       $         --           $   688,348

Capital contribution                                --                   --                  --               172,477

Conversion of 9.75% convertible
   subordinated notes                               --                   --                  --             2,024,993

Issuance of treasury stock                          --               40,000                  --               220,000

Cancellation of treasury stock                      --              963,165                  --                    --

Payments received for stock-
   subscribed payments                              --                   --                  --               700,000

Net income                                     359,058                   --                  --               359,058
                                          ------------          -----------        ------------           -----------
Balances, December 31, 1994                 (2,249,377)                  --                  --             4,164,876

Warrants issued                                     --                   --                  --               950,000

Warrants exercised                                  --                   --                  --             1,133,336

Common stock issued for Thorold
   Canada plan acquisition                          --                   --                  --             7,307,681

Fees on warrants issued and
 exercised                                          --                   --                  --              (233,238)

Write-off of stock subscriptions
 receivable                                         --                   --                  --                    --

Foreign currency translation                        --                   --             (67,277)              (67,277)

Net loss                                    (1,309,634)                  --                  --            (1,309,634)
                                          ------------          -----------        ------------           -----------
Balances, December 31, 1995                 (3,559,011)                  --             (67,277)           11,945,744

Common stock issued                                 --                   --                  --               199,915

Employee stock subscriptions issued                 --                   --                  --                    --

Payments received for stock-
   subscribed payments                              --                   --                  --               236,000

Treasury stock purchased                            --              (75,000)                 --               (75,000)

Foreign currency translation                        --                   --             (17,000)              (17,000)

Net loss                                    (6,429,484)                  --                  --            (6,429,489)
                                          ------------          -----------        ------------           -----------
Balances, December 31, 1996               $ (9,538,977)        $    (75,000)       $    (84,277)          $ 5,860,170
                                          ============          ===========        ============           ===========



See accompanying notes to consolidated financial statements.

             STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the years ended December 31, 1996, 1995 and 1994


                                                                                      Year ended December 31,
                                                                             -----------------------------------------
                                                                                 1996           1995            1994
                                                                                 ----           ----            ----
Cash flows from operating activities:
    Net income (loss)                                                        $(6,429,484)    (1,309,634)       359,058
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                            804,085        749,139        539,189
        Impairment of fixed asset                                                391,635           --             --
        Extraordinary gain                                                          --             --       (2,101,495)
        Interest expense on convertible subordinated notes
          not paid due to conversion of notes                                       --             --           78,930
        Reimbursement for executive salaries                                        --         (132,000)      (132,000)
        Gain on pulp hedge contract                                                 --             --         (493,529)
        Loss on sale of property and equipment                                      --             --            3,889
        Changes in assets and liabilities:
          Decrease in short-term investment                                         --             --          250,000
          (Increase) decrease in accounts receivable                              18,873        (15,113)       155,498
          (Increase) decrease in inventories                                     (63,540)       175,067       (160,438)
          Increase in prepaid expenses and other current assets                 (156,201)       (68,308)       (63,476)
          Increase (decrease) in accounts payable and accrued liabilities        803,162      1,421,931       (120,724)
          Increase (decrease) in deferred revenue                                   --             --         (106,340)
                                                                             -----------     ----------     ----------
                 Net cash provided by (used) in operating activities          (4,631,475)       821,082     (1,791,438)
                                                                             -----------     ----------     ----------

Cash flows from investing activities:
    Purchases of property and equipment                                       (1,414,286)    (3,981,764)    (1,462,414)
    Increase in deferred acquisition costs                                          --         (316,705)      (358,359)
    Proceeds from sales of property and equipment                                803,771           --           18,623
    Restricted cash                                                                 --         (360,000)          --
                                                                             -----------     ----------     ----------
                 Net cash used in investing activities                          (610,515)    (4,658,474)    (1,802,150)
                                                                             -----------     ----------     ----------

Cash flows from financing activities:
    Proceeds from private placements of common stock                             200,000           --             --
    Capital contributions                                                           --             --           79,857
    Warrants issued                                                                 --          950,000           --
    Warrants exercised                                                              --        1,133,336           --
    Warrant fees paid                                                               --         (233,238)          --
    Proceeds from issuance of convertible subordinated notes                   2,373,000           --        2,500,000
    Proceeds from revolving lines of credit                                    6,615,975      6,572,536           --
    Repayment of revolving lines of credit                                    (6,960,975)    (5,701,045)      (499,140)
    Proceeds from fixed-asset line of credit                                     517,500      1,608,000           --
    Repayments of fixed-asset line of credit                                    (418,200)       (77,283)          --
    Principal payments on capital leases                                         (65,906)       (28,947)       (21,482)
    Proceeds received from issuance of common stock subscribed                   236,000           --          700,000
    Repayment of obligation for purchase of treasury stock                       (75,000)          --       (1,000,000)
    Deferred and other costs paid                                             (1,128,518)      (342,508)      (167,645)
    Proceeds from affiliate notes payable                                      4,100,000      1,200,000      2,156,000
    Repayment of affiliate notes payable                                            --       (1,138,826)      (185,210)
    Proceeds from receivable factoring facility                                     --             --        4,167,852
    Repayment of receivable factoring facility                                      --             --       (4,167,852)
                                                                             -----------     ----------     ----------
                 Net cash provided by financing activities                     5,392,918      3,942,025      3,562,380
                                                                             -----------     ----------     ----------

Net increase (decrease) in cash                                                  150,928        122,818        (31,208)

Cash and cash equivalents, beginning of year                                     141,557         18,739         49,947
                                                                             -----------     ----------     ----------

Cash and cash equivalents, end of year                                       $   292,485        141,557         18,739




See notes to accompanying consolidated financial statements.

                 STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                    CONSOLIDATED STATEMENTS OF CASH FLOWS

            For the years ended December 31, 1996, 1995 and 1994


                                                                                          Year ended December 31,
                                                                                   ------------------------------------
                                                                                       1996         1995         1994
Supplemental schedule of noncash investing and financing activities:
     Conversion of 9.75% convertible subordinated notes to common stock            $       --           --    4,578,930
     Issuance of stock to an entity in consideration of acquisition
       assistance provided                                                                 --           --      220,000
     Issuance of common stock in consideration of acquisition of Thorold Mill              --    7,307,681           --
     Cancellation of treasury stock                                                        --           --      963,165
     Capital contributions from an affiliate in the form of
       forgiveness of notes payable                                                        --           --       92,620
     Reimbursement of executive salaries from an affiliate in
       the form of forgiveness of notes payable                                            --      132,000      132,000
     Gain on pulp hedge contract with an affiliate in the form of
       forgiveness of notes payable                                                        --      467,772      493,529
                                                                                   ==========    =========    =========




          See notes to accompanying consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 and 1995


1. ORGANIZATION AND OPERATIONS:

Merger and Recapitalization

Striker Industries, Inc. (formerly Striker Petroleum Corporation, hereinafter referred to as Striker or the Company), a Delaware corporation, was incorporated on July 15, 1985, to engage primarily in oil and gas exploration, development and production in the United States.

Striker Petroleum Corporation ceased operations and was inactive for the period commencing May 1991 and ending upon consummation of the merger in September 1993 described below.

On September 22, 1993, by means of a reverse triangular merger (the Merger), SPC Acquisition, Inc., a wholly owned subsidiary of Striker Petroleum Corporation, merged with and into Striker Industries, Inc., a Texas corporation (now Striker Holdings, Inc., hereinafter referred to as Holdings), in consummation of a reorganization of Striker Petroleum Corporation with Holdings pursuant to a Plan of Reorganization Agreement (the Plan of Reorganization) between Striker Petroleum Corporation and Holdings under the provisions of which Holdings became a wholly owned subsidiary of the Striker Petroleum Corporation. Under the provisions of the agreement and plan of merger constituting an integral part of the Plan of Reorganization, all shares of common stock of Holdings outstanding immediately prior to the effective date of the merger were automatically converted on the effective date into an aggregate of 107,238,408 shares of common stock, $0.01 par value per share, of Striker Petroleum Corporation, and each holder of record of outstanding shares of common stock of Holdings, immediately prior to the merger, became the owner of a proportionate part of such shares equal to his or its percentage ownership interest in Holdings immediately prior to the merger. Two executives of Holdings and Imperial Equities Limited, a Panamanian corporation, were the owners of 25 percent, 25 percent and 50 percent, respectively, of the issued and outstanding common stock of Holdings immediately prior to the merger and, accordingly, the respective ownerships of stock of Holdings of each of the two Holdings executives were automatically converted on the effective date of the merger into 26,809,602 shares of common stock of Striker Petroleum Corporation and the ownership of stock of Holdings of Imperial Equities Limited was automatically converted into 53,619,204 shares of common stock of Striker Petroleum Corporation which shares represented direct beneficial ownership of Striker Petroleum Corporation by the two executives referred to above and Imperial Equities Limited of approximately 24 percent, 24 percent and 48 percent, respectively.

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

Financial Condition and Basis of Preparation

For the year ended December 31, 1996, the Company had an operating loss and experienced short-term liquidity concerns.

On April 25, 1996, the Company signed an agreement to combine in a merger transaction (the "Transaction") with the indirect parent corporation of one of the largest privately-owned manufacturers of asphalt shingles and built up roofing (GS Roofing).

The Company devoted substantial amounts of cash to acquisition activities for the Transaction. The Company raised over $3,000,000 in subordinated debt in 1996 (including $735,000 raised in January, 1997) to pay for the costs of the Transaction. Because approximately $500,000 of Transaction costs were not funded, accounts payable was aged beyond their terms. It was the intention of the Company to pay all outstanding debt and past-due payables upon the closing of the Transaction. Due to the significant resources devoted to the Transaction and the subsequent repudiation by Donald F. Smith and GS Roofing, et al, the Company's ability to repay this debt, past-due accounts payable, finance needed capital projects and continue has been gravely impaired.

The Company experienced an increase in current liabilities for the year ended December 31, 1996 from the year ended December 31, 1995. The increase in current liabilities has resulted in a working capital deficit of $5,642,331. The increase is primarily due to a significant increase in short-term debt used to fund corporate development activities, capital improvements and operations. The Company has requested a waiver of certain debt covenants from Lauventian Bank of Canada related to its term note agreement, as of the date of this report, the Company had not received the waiver. Therefore, the Company has reclassified all of the term note agreement as current debt on the Consolidated Balance Sheet. In addition, the Company experienced an increase in current liabilities and accounts payable due to the increased expenses associated with both mills operating during 1996 that were not sufficiently funded by the Company's existing debt facilities.

After having been idled for two years by its previous owners, the Thorold Mill needed extensive capital improvements, additions, and repairs. These necessary capital improvements, additions and repairs were partially financed. However, since the plant was idled while the improvements were made, there was no production. The Company's cash resources were limited and consequently the balance of the project was financed by increasing current liabilities. The capital improvements continued through April, 1996. Upon restarting the Thorold Mill in July, 1996, several repairs were necessary to the paper line in order to operate. As a result of these repairs, no saleable production or cash flow was generated by the Thorold Mill. These unfunded costs resulted in an increase of accounts payable and accrued liabilities.

Several capital improvements were made to the Stephens Mill during the year ended December 31, 1995 that extended into June, 1996. The improvements and additions made were necessary to meet regulatory requirements. These improvements were only partially financed.

Management believes that the improvements made to the Stephens and Thorold Mills will benefit the operations of the Company. The improvements to the plants will allow production of varying grades of paper (lightweight, medium weight, and heavyweight) more efficiently. This will allow the Company to produce paper for all geographic markets. In addition, the geographic locations of the plants facilitate distribution of products to the midwest, southwest, southeast, and northeast markets. However, for the Company to benefit fully from the improvements made to the plants, the Company must operate the plants at capacity (typically 11.5 months per year). In addition, the Company must identify, finance and complete capital projects that will allow the plants to operate at lower costs.

The factors listed above have led to the working capital deficit. Management has continued to monitor its operational realignment that was implemented during 1994 that included (a) head count reductions, (b) use of lower cost raw material vendors, (c) obtaining alternative lower cost raw materials sourcing and (d) a preventative maintenance program to reduce downtime and repairs. The Company must continue to monitor operations and identify and implement capital projects that will improve efficiencies and lower costs. While the Company continues to monitor its program of operational realignment and cost reductions, however, there can be no assurance that such cost reductions will allow the Company to achieve profitability.

On February 16, 1996, the Company issued $1,300,000 of 10.25% Subordinated Notes (the "1996 Notes") to seven purchasers. The proceeds of the 1996 Notes were used for Transaction costs and working capital needs.

On June 5, 1996, the Company issued $1,300,000 in aggregate principal amount of
10.25 % Subordinated Notes (the "1996 B Notes") to twelve international investors, five of which are stockholders. The 1996 B Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 B Notes were used for Transaction costs and/or working capital needs.

On July 10, 1996, the Company issued $1,500,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 C Notes") to nine international investors, six of which are stockholders. The 1996 C Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 C Notes were used for Transaction costs and/or working capital needs.

The Company issued $798,000 in aggregate principal amount of Subordinated Notes (the "1996 D Notes") dated October 28, 1996 to twenty-two investors. The 1996 D Notes mature at the earlier of (i) 5/15/97, or (ii) closing of any public or private debt or equity financing exceeding $10.5 million. The proceeds of the 1996 D Notes were used for Transaction costs and/or working capital needs.

During November and December, 1996, the Company issued $1,575,000 in aggregate principal amount of Original Issue Discount Notes (the "1996 E Notes") to sixteen investors represented by BlueStone. On January 21, 1997, the Company issued an additional $735,000 in aggregate principal amount of the 1996 E notes to six investors. The 1996 E Notes mature at the earlier of (i) 4/25/97, subject to extension or earlier payment upon the terms, or occurrence of the events, more fully provided in the 1996 D Notes. The proceeds of the 1996 E Notes were used for Transaction costs and/or working capital needs. Management is currently in discussions with BlueStone to waive the default notice and extend the due date.

On January 16, 1997, the Company experienced a fire at its Thorold Mill. The fire was caused by an electrical short in the main building which houses the paper line. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The Company immediately contacted its insurance carrier and started planning the rebuilding of the damaged part of the plant and replacement of the fire damaged equipment. The estimates available at the date of this report indicate damage of approximately $1,500,000 US. The Company's insurance policy calls for 90% of replacement cost. Management believes that the insurance coverage on the plant and its contents of $5,000,000 US is more than adequate to cover all the costs of rebuilding and replacing all fire damage to the plant and equipment. The Company anticipates that additional routine repairs and maintenance will be necessary prior to start-up. As of the date of this report, the Company anticipates having the repairs completed and the resuming of full operation on or about May 31, 1997. The ability of the Company to resume operations will be dependent upon sufficient cash availability for start-up costs, aged payable payments and working capital. Management has estimated that the start-up of the Thorold Mill will require approximately $350,000 US. The Company is pursuing several financing options in order to raise the cash necessary to begin operations.

Management believes cash generated by operations of both mills, once its Thorold Mill is fully operational will adequately fund the cash needs of the Company's operations for the remainder of the year. To meet working capital requirements and expand its business, the Company will need to borrow additional amounts, obtain an additional third- party credit facility and/or restructure its existing debt. The Company currently has two existing credit lines, consisting of revolving lines of credit and term loans collateralized by receivables, inventories, and fixed assets. The Company is pursuing additional financing arrangements which might include private or public sales of equity or debt securities. However, there can be no assurances that the Company will be able to obtain any additional debt or equity financing.

Management is currently pursuing various strategies in order to provide needed liquidity, finance the acquisition of a saturating plant in Georgia and provide financing for capital projects. Management believes that negotiations regarding restructuring existing debt and obtaining new debt and/or equity financing are vital to continuing operations. Pursuant to this view, Management is in discussion with the 1996 D noteholders to extend the maturity date of the notes to December 31, 1998. Management is currently in discussions with BlueStone to waive the default notice that has resulted from the cancellation of the merger by GS Roofing and Donald F. Smith, et al. Management believes that the ability to obtain a waiver from BlueStone will facilitate our current investors/shareholders to infuse additional capital into the Company without the threat of foreclosure proceedings. Management is currently engaged in negotiations with investor/shareholders to obtain an immediate $1,000,000 in subordinated debt and an additional offering of debt and/or equity securities in order to retire the BlueStone 1996 E Notes and to provide a portion of the financing needed for the saturating plant acquisition. In addition, Management is in discussions with affiliated subordinated debt holders to convert some or all of their debt into equity (common stock) of the Company.

If achieved, the conversion of outstanding affiliated debt would result in significant savings of cash interest payments and interest expense. The Company incurred over $3,000,000 of subordinated debt in 1996 to pay costs of the Transaction. In addition, over $500,000 of Transaction costs remain unpaid at December 31, 1996. Donald F. Smith and GS Roofing's, et al, repudiation of the Transaction raised grave doubts as to their realizability. These costs have been written off at December 31, 1996. Further, the Company aged other payables to facilitate payment of certain Transaction costs. The Company had intended to pay all outstanding debt and past-due accounts payable at the closing of the Transaction.

While the Company devoted substantial amounts of cash to acquistion activities, accounts payable and other current liabilities increased. Management is aware that the Company will need to raise money in order to reduce accounts payable. Discussions and presentations are being made by Management to various banks and financial institutions to obtain financing for a potential plant acquisition, capital improvement projects and short-term working capital. The Company is in current negotiation with a manufacturer of saturated felt, which is a current customer of the Company, to acquire their plant. Management believes that the acquisition of this plant will absorb allocated costs of administration and provide an additional source of cash. During the previous eighteen months, Management has identified several capital improvement projects that would allow the Stephens Mill and Thorold Mill to operate more efficiently with significant cost savings and gained production capacity. Management believes that these improvements are necessary to be competitive and provide adequate margins that would allow the Company to operate at a profit. The ability to extend maturity dates will allow the Company to focus on immediate and near-term projects that will improve the operating efficiency, thereby giving the Company the ability to generate a positive cash flow that will allow for future debt repayments.

Management believes that strategic acquisitions can enhance profitability and increase investor/shareholders' value in the Company. The Company intends to focus on strategic acquisitions in order to grow, gain economies of scale and allocate administrative costs. Management believes that profitability through operational changes and improvements and acquisitions will facilitate credit facilities at favorable terms that could be used for growth and consolidation.

Management believes some, if not all, of the above mentioned strategies will allow the Company to obtain sufficient working capital and acquisition financing to continue with its plan of growth through acquisitions. However, there can be no assurance that any of these objectives will be achieved.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including profitable operation of both mills, penetration of existing and new markets at profitable margin and volume levels and cash liquidity.

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

Restricted Cash

At December 31, 1996, cash restricted as to use of $360,000, represents short-term certificates of deposit pledged to the Company's Canadian Lender.

Property and Equipment

Property and equipment are recorded at cost. Expenditures for major renewals and betterments, which extend the original estimated economic useful lives of the applicable assets, are capitalized. Expenditures for normal repairs and maintenance are charged to expense as incurred.

Effective January 1, 1996, the Company adopted Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of ("SFAS 121"). This statement requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes indicate the carrying amount of an asset may not be recoverable.

In order to concentrate on its acquisition strategy and on maximizing sales of dry felt paper, the Company temporarily suspended asphalt-saturating felt operations in July, 1994. The Company has identified projects necessary for improving the existing saturated paper lines to accommodate the production of a value-added product. The Company anticipates completing the required projects in the future when it becomes economically feasible.

Pursuant to the adoption of SFAS 121, the Company accounted for the impairment of its saturating equipment by reducing the carrying amount by approximately $391,000 for the year ended December 31, 1996. An analysis was completed comparing the carrying value to an independent valuation. The carrying value was adjusted to reflect the amount per the independent valuation. The reduction in carrying value was posted as other expense, a component of Selling, general and administrative Expenses in the accompanying consolidated statements of operations for the year ended December 31, 1996. This impairment affected the United States operations only.

Depreciation

The Company used the straight-line method of depreciation for all assets for the years ended December 31, 1994 and 1993. Effective January 1, 1995, the Company changed its method of depreciation for substantially all machinery and equipment from straight-line to the units-of-production method. The units-of-production method provides for depreciation charges proportionate to the level of production activity thereby recognizing that depreciation of the Company's machinery is related to physical wear of the equipment and represents a method common to that used by many in the pulp and paper industry. The cumulative effect of the change to the units-of-production method was insignificant to the consolidated results for the year ended December 31, 1995 and is not expected to be significant in the future.

Deferred Costs and Other, Net

Deferred costs and other, net, include organization costs and deferred acquisition and financing costs in 1996 and 1995. The organization costs are being amortized over a five-year period on a straight-line basis. As of the year ended December 31, 1996, the Company's organization costs have been fully amortized. Where applicable the deferred acquisition costs are added to the cost of the assets acquired after the acquisition is completed. Deferred financing costs are being amortized over the life of the related respective financing obtained.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse.

Revenue Recognition

The Company generally recognizes revenue when products are shipped or when the customer has accepted the product.

Earnings (Loss) Per Common Share

The computation of earnings or loss per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings (loss) per share was 10,823,263 in 1996, 9,867,633 in 1995 and 10,011,806 in 1994. Primary and
fully diluted earnings per share are the same for each of these years.

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

New Accounting Pronouncement

In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128").
SFAS 128 specifies the compilation, presentation and disclosure requirements for earnings per share for entities with publicly held common stock or potential common stock. The requirements of this statement will be effective for fiscal years beginning after December 15, 1997. Management does not believe that the implementation of SFAS 128 will have a material effect on its financial statements.

Cash Flow Information

For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments which mature within three months of their date of purchase.

3. PROPERTY AND EQUIPMENT, NET:

The Company's property and equipment consisted of the following:

                                                                            December 31,      December 31,
                                                        Useful Life             1996              1995
                                                        -----------             ----              ----
    Machinery, equipment and vehicles                   5 - 12 years       $ 15,993,022      $ 15,906,470
    Buildings                                           25 years                807,229           855,216
    Computer and office equipment                       5 years                 728,092           711,244
    Land improvements                                   5 years                 260,760           140,427
    Machinery, equipment and
       vehicles under capital leases                    2 - 5 years             139,266           236,703
    Spare parts                                          -                      274,472           247,875
    Land                                                 -                      150,000           215,000
                                                                               --------           -------
                                                                             18,352,841        18,312,935
    Less- Accumulated depreciation
       and amortization                                                     (2,409,351)       (1,769,623)
                                                                           -----------        ----------

                                                                           $ 15,943,490      $ 16,543,312
                                                                           ============      ============


Due to the long-term nature and slow turn-over, spare parts inventory has been reclassified for the 1995 consolidated financial statements to conform with the current presentation.

4. DEFERRED COSTS AND OTHER, NET:

The Company's deferred costs and other, net, consisted of the following:

                                                    December 31,      December 31,
                                                        1996              1995
                                                        ----              ----
    Deferred financing costs                       $ 1,344,297         $ 170,404
    Deferred acquisition costs                               -            11,004
    Deposits                                            47,751            73,190
    Patents                                             25,029            25,029
    Less- Accumulated amortization                      (4,666)                -
    Organization costs                                  78,025            82,291
    Less- Accumulated amortization                     (78,025)          (75,556)
                                                   -----------         ---------

                                                   $ 1,412,411         $ 286,362
                                                   ===========         =========

5. INCOME TAXES:

The Company did not recognize a provision for income taxes for the year ended December 31, 1996. The Company had tax-basis operating loss carryforwards of approximately $11,700,000 at December 31, 1996, which expire from 2007 through 2011.

Federal income taxes provided were different from the amount computed by applying the statutory U.S. federal income tax rate (34 percent) for the following reasons:

                                                                                 Years ended
                                                                                 December 31
                                                                     ---------------------------------
                                                                     1996         1995         1994
                                                                     ----         ----         ----
    Tax provision (benefit) at statutory rates                   $(2,186,000)  $(445,275)    $ 77,000
    (Increase) decrease resulting from-
       deferred tax asset valuation allowance                      2,266,000     442,275      (97,000)
       Miscellaneous                                                 (80,000)      3,000       20,000
                                                                 -----------   ---------     --------
                                                                 $        --   $      --     $     --
                                                                 ===========   =========     ========

The tax effect of temporary differences and tax attributes representing deferred tax liabilities and assets are as follows at December 31:

                                                                          Deferred Benefit (Provision)
                                                                               for the Year Ended
                                                              -----------------------------------------------------
                                                              December 31,        December 31,         December 31,
                                                                  1996                1995                 1994
                                                                  ----                ----                 ----
    Current deferred income tax assets-
      Current capital lease obligation                          $        -         $    18,000          $    1,000
        Accruals                                                     21,000             39,000                  -
        Inventory                                                    (2,000)             2,000              (1,000)
        Valuation allowances                                        (19,000)           (49,000)              4,000
                                                                -----------        -----------       --------------



        Total current deferred income tax assets, net           $        -         $    10,000          $    4,000
                                                                ===========       ============      ==============


    Noncurrent deferred income tax assets (liabilities)-
        Net operating loss carryforwards                        $ 3,997,000        $ 1,514,000          $  (21,000)
        Property and equipment                                     (706,000)          (502,000)            (71,000)
        Assets under capital lease                                       -             (72,000)               -
        Noncurrent capital lease obligations                             -              45,000              (5,000)
        Valuation allowances                                     (3,291,000)          (995,000)             93,000
                                                                 ----------       ------------      --------------


        Total noncurrent deferred income tax liabilities,
    net                                                         $        -         $   (10,000)         $   (4,000)
                                                                ===========        ===========      ==============

6. DEBT:

The Company's debt consisted of the following at:

                                                                              December 31,      December 31,
                                                                                  1996              1995
                                                                                  ----              ----
     Subordinated notes payable, 10.25% due 12/31/98                          $ 5,300,000       $ 1,200,000
     Subordinated Notes payable @ 13% interest, due the
         earlier of (i) 5/15/97, or (ii) the closing of any public
         or private debt or equity financing exceeding $10.5 million              798,000                --
     Original Issue Discount Notes due the earlier of (i) 4/25/97, or
         (ii) the closing of any public or private debt or equity
         financing exceeding $10.5 million                                      1,575,000                --
     Stephens:
         Term loan, prime (8.25%) +3.5%, due 5/31/98                              652,850           846,050
         Revolving line of credit, prime + 3.5%                                   164,148           520,274
     Canadian Facility:
         Term loan, prime (6.5%)+ 2.5% due 4/01/01                                972,750           680,250
         Revolving line of credit, prime +2.5%                                    365,802           355,635
     Capitalized lease obligations bearing interest at
         rates from 10% to 18% maturing between 1996
         and 2000, secured by underlying machinery,
         vehicles and computer equipment.                                          54,712           120,619
                                                                                  -------           -------
                                                                                9,883,262         3,722,828
     Less- Current maturities and revolving lines of credit                    (4,029,862)       (1,265,881)
                                                                               ---------         ---------
                                                                              $ 5,853,400       $ 2,456,947
                                                                                =========         =========

On March 2, 1995, the Company issued $1,200,000 of 10.25% Subordinated Notes (the "1995 Notes") to seven international investors, three of which are stockholders. The 1995 Notes mature on December 31, 1998, and interest is payable quarterly beginning July 1, 1995. The proceeds of the 1995 Notes were used to pay down the affiliate notes payable.

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

On July 28, 1995, the Company's Canadian Subsidiary, Striker Paper Canada Inc. ("Striker Canada"), entered into a financing agreement with a Canadian lender consisting of a term loan based upon the liquidation value of certain of Striker Canada's fixed assets and a revolving line of credit based upon eligible accounts receivable (collectively "the Canadian Facility"). Advances under the Canadian Facility are limited to $2,000,000 Canadian in the aggregate and bear interest at Canadian prime plus 2.5%. At December 31, 1995, Striker Canada was not in compliance with certain covenants of the Canadian Facility and a waiver was obtained for the year ended December 31, 1995. At December 31, 1996, Striker Canada was not in compliance with certain covenants of the Canadian Facility. As of the date of this report, though the Company is still attempting to obtain a waiver, none has been obtained for the year ended December 31, 1996. Therefore, the Company has reclassified the entire Canadian Facility as current debt for the year ended December 31, 1996.

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

The Company issued $798,000 in aggregate principal amount of Subordinated Notes (the "1996 D Notes") to several investors. The 1996 D Notes mature at the earlier of (i) 5/15/97, or (ii) closing of any public or private debt or equity financing exceeding $10.5 million. The proceeds of the 1996 D Notes were used for working capital needs.

The Company issued $1,575,000 in aggregate principal amount of Original Issue Discount Notes (the "1996 E Notes") to sixteen investors. The 1996 E Notes mature at the earlier of (i) 4/25/97, or (ii) closing of any public or private debt or equity financing exceeding $10.5 million. The proceeds of the 1996 E Notes were used for working capital needs (see Note 10 to the consolidated financial statements).

At December 31, 1996, there were no amounts available under the lines of credit.

Aggregate maturities for subordinated notes payables, current and long-term debt and capital leases obligations for each of the five years subsequent to December 31, 1996 were approximately:

                                          Amount
                                          ------
             1997                       $4,029,862
             1998                        5,841,939
             1999                            8,052
             2000                            3,409
             2001                              -

Interest paid for the years ended December 31, 1996, 1995 and 1994, was $628,113, $322,915 and $221,309, respectively.

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

   9.75% subordinated notes converted                                     $ 4,500,000
   Accrued interest                                                            78,930
   Less -
      Market value of shares issued upon conversion                        (2,024,993)
      Unamortized deferred financing costs                                  (452,442)
                                                                           ---------

   Extraordinary item, gain on extinguishment of debt                     $ 2,101,495
                                                                            =========

8. LEASES:
The Company leases certain machinery, equipment and vehicles and certain computer and office equipment under noncancelable long-term capital leases. Future minimum lease payments under all noncancelable long-term capital leases as of December 31, 1996, are as follows:

          1997                                                 $ 35,962
          1998                                                    7,289
          1999                                                    8,052
          2000                                                    3,409
          2001                                                       -
                                                                 ------

          Present value of net minimum lease payments            54,712
          Less- Current portion                                  35,962
                                                                 ------

             Capital lease obligations, long-term              $ 18,750
                                                                 ======

The Company also leases certain office and warehouse space under noncancelable long-term operating leases. Future minimum lease payments under all noncancelable long-term operating leases as of December 31, 1996, are as follows:

                          1997                      $ 63,491
                          1998                        67,892
                          1999                        16,973
                          Thereafter                      -

Total rental expense pursuant to noncancelable long-term operating leases was approximately $323,284, $57,142 and $49,283 for the years ended December 31, 1996, 1995 and 1994, respectively.

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

Effective January 1, 1994, the Company created the 1994 Stock Option Plan (the "Plan") which provides for the grant of stock options for up to 4,000,000 shares of common stock to the officers and employees of the Company and its subsidiaries. The board of directors, which administers the Plan, has authority to determine the individuals to whom, and the time at which, options shall be granted, as well as the number of shares to be covered by each grant. Effective January 1, 1994, a total of 2,275,000 options was granted to current officers and employees at an exercise price equivalent to the fair value of the common stock at such date of $1.00 per share. Effective November 30, 1994, 150,000 options were granted to an employee at an exercise price equivalent to the fair value of the common stock at such date of $5.50 per share. Effective March 15, 1995, 150,000 options were granted to an employee at an exercise price equivalent to the fair value of the common stock at such date of $5.50 per share. Such options vest at varying rates per year and expire on December 31, 2013, if not previously exercised. At December 31, 1996, options covering 1,275,000 shares were vested. As of December 31, 1996, 275,000 options granted under the Plan had been exercised.

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

On or about April 15, 1996, David A. Collins and Matthew D. Pond exercised a combined total of 275,000 shares at $1 per share, pursuant to their respective non-qualified stock option agreements. The shares were issued in exchange for two separate promissory notes aggregating $275,000, secured by the pledge by each maker of a part of all of the shares acquired.

During July, 1996, the Company advanced an employee approximately $80,000 for a stock purchase. During December, 1996, the Company accepted 12,000 shares of its common stock as partial payment of the employee's receivable balance in the amount of $75,000. The common stock purchased is reflected as Treasury stock on the consolidated financial statement at cost.

10.      COMMITMENTS AND CONTINGENCIES:

Contingencies

On April 25, 1996, the Company signed an agreement to combine in a merger Transaction with the indirect parent corporation of one of the largest privately-owned manufacturers of asphalt shingles and built up roofing (GS Roofing). The closing of the Transaction had been extended in writing by mutual agreement of the parties to April 21, 1997, provided that (i) a Registration Statement required to raise the equity component of the financing required for closing was filed with the Securities and Exchange Commission (which document was filed with the Securities and Exchange Commission December 26, 1996) and
(ii) the merger became effective on or before April 21, 1997 or within incremental five business day periods of time thereafter so long as bona fide marketing efforts were being conducted by the underwriters with a view to such Registration Statement becoming effective on or before April 30, 1997.

On or about February 4, 1997, via facsimile transmission the President of GS Roofing, Donald F. Smith, sent a notice to the Company of his and resultantly, GS Roofing's repudiation of the Transaction. Subsequent to that date, the Company made protracted attempts to reinstate the Transaction, without success. Accordingly, management ultimately retained counsel and filed suit against Newgen Holdings, Inc., Gen Holdings, Inc., GS Roofing Products Company, Inc., Donald F. Smith and Maredon-I, Ltd. alleging, among other things, a breach of contract by the defendants resulting from the defendants' wrongful repudiation of the binding agreements between the Company and the defendants providing for the Transaction, which action by the defendants severely impaired the Company's ability to complete the equity and debt offerings which were a critical part of the Transaction. The lawsuit is in the preliminary stages, no Answer has yet been filed by the defendants and pre-trial discovery has not yet commenced. Accordingly, the Company is unable at present to express any opinion regarding the probable outcome of this litigation.

In connection with the Transaction, the Company received bridge financing from the underwriter, BlueStone. As is customary with bridge financing, both the Company and the 1996 E noteholders contemplated payment of the bridge notes out of the debt and equity financing of the Transaction. Subsequent to December 31, 1996, and following repudiation of the Transaction by Donald F. Smith and GS Roofing, et al, the Company received a demand notice from BlueStone accelerating the due date of the 1996 E Notes to April 3, 1997 from April 25, 1997. The Company is currently negotiating with BlueStone to remedy the default. The 1996 E Notes are secured by a second and subordinate lien and security interest on the assets of each of the Company's U.S. subsidiaries, including its Stephens, Arkansas plant, junior in priority to the lien on the same assets held by its senior lender. The 1996 E Notes are also guaranteed by each of the Company's U.S. subsidiaries. If the Company is unable to renegotiate the terms of the 1996 E Notes or obtain other financing for the payment thereof, the bridge notes will remain in default and will have a material adverse impact on the Company and its ability to operate.

The Company and its subsidiaries are not parties to any material legal proceedings, other than routine claims and disputes arising in the normal course of the Company's business, substantially all of which are being resolved and settled in due course by agreement, except, (i) a suit filed April 7, 1997 against the Company's Canadian subsidiary, Striker Canada, in the Ontario Court (General Division) in St. Catharines, Ontario asserting claims arising out of the termination of employment of a former employee of Striker Canada. The Company denies the claims or the amount thereof asserted in the Canadian suit and intends to defend the suit vigorously. Management of the Company does not believe that any legal proceedings pending against it at the date of this report, individually or in the aggregate, will have a material adverse effect on the Company's operations or results of operations.

Commitments

During 1995, the Company entered into sales contracts (the "Sales Contracts") with three of its major customers. Under terms of the Sales Contracts, the customers were required to purchase at least 1,900 tons of dry felt each month, in the aggregate, for a period of eighteen months at prices based in part upon the mix of raw materials used in the manufacture of the dry felt and the quoted market price of the raw materials. During the fourth quarter of 1996, the Sales Contracts terminated. Two of the three contract customers renewed their contracts for an additional period of twelve months with no change in terms.. The third customer continues to order product outside of any contract stipulations. Management believes that there is a sufficient market for its product and that the Company will be able to sell its total production to existing and potential new customers.

During 1995, the Company entered into an agreement with the Sierra Club ("Sierra") and the Arkansas Department of Pollution Control and Ecology ("ADPCE") to settle claims brought by those parties concerning non-toxic discharges in excess of state water permits for the Stephens, Arkansas mill. The Company paid to ADPCE a civil penalty in the amount of $15,000 for excess discharges beyond permit allowances into Smackover Creek, near the Stephens, Arkansas mill. In addition, the Company agreed with ADPCE and Sierra to contribute $55,000 to environmental projects in the state of Arkansas. The contribution was paid in full during 1995. The Company has been working with environmental engineering companies to put in place the plans and equipment necessary to improve and ultimately eliminate the non-toxic discharges. The Company had received preliminary approval from the ADPCE and the state health department to begin construction of a closed loop system. As of March 27, 1996, the closed loop system's construction was completed. The $15,000 civil penalty and the $55,000 contribution for environmental projects have been recorded as other expense in the accompanying consolidated statements of operations for the year ended December 31, 1995. Management believes that the Company has remained in compliance of its permit during 1996.

11.  CONCENTRATION OF CREDIT RISK AND
     SIGNIFICANT CUSTOMER TRANSACTIONS:

During the year ended December 31, 1996, three contract customers accounted for 36 percent, 25 percent and 13 percent of revenues. These same customers accounted for 12 percent, 7 percent and 17 percent of accounts receivable, respectively, at December 31, 1996. During the year ended December 31, 1995, three customers accounted for 33 percent, 28 percent and 18 percent of revenues. These same customers accounted for 28 percent, 18 percent and 16 percent of accounts receivable, respectively, at December 31, 1995.

The Company's present customers are primarily distributors and wholesalers of roofing materials used in the residential construction industry. As a result, the Company is subject to demand fluctuations resulting from the level of residential construction and repair work which is impacted by various economic factors.

12.      RELATED-PARTY TRANSACTIONS:

During 1994, an affiliate of an officer/stockholder made capital contributions to the Company of $107,477. Additionally, the Company paid $224,900 to such affiliate during 1994, in connection with private placements of the Company's convertible subordinated notes and common stock during 1994.

During 1995 and 1994, affiliates of an officer/stockholder of the Company and international investors reimbursed the Company $132,000 and $132,000, respectively, for salaries paid to certain executive employees. These payments were made to compensate the Company for the time that the employees spent working on special projects for the affiliates which were not related to the Company. The Company has treated these amounts as reimbursement of salary expense for the years ended December 31, 1995 and 1994. There was no reimbursement of salary expense for the year ended December 31, 1996.

During the year ended December 31, 1994, the Company received advances under notes payable totaling $2,156,000 from affiliates of an officer/stockholder and international investors. The proceeds of this note were used for working capital.

13.      PULP HEDGE CONTRACT:

During the six months ended June 30, 1994, certain traditional sources of raw materials used by Striker Paper were not able to provide the quantity of raw materials required to meet Striker Paper's level of production of dry felt at a satisfactory price. Accordingly, Striker Paper experienced a dramatic increase in the cost of its raw materials. In an effort to mitigate its exposure to rising raw material costs, the Company created a new subsidiary, Striker Services, to obtain one component of the raw materials, old corrugated containers ("OCC"), in sufficient quantities to meet its production requirements. Quantities of OCC obtained in excess of that required to meet the Company's production level may be sold to third parties at market prices.

As a result of continued concern about rising raw material costs and the uncertainty of the success of the OCC gathering operations of Striker Services Corporation, the Company entered into a pulp hedge contract (the "Hedge") effective July 1, 1994 with an international investor which was also a stockholder and a noteholder, to effectively hedge against rising raw material prices. The terms of the Hedge provided for a term of six months and for a fixed notional amount which would be an approximation of Striker Paper's pulp needs for production in Stephens, Arkansas. The Hedge provided that the amount of net gain or loss, as applicable, would be equivalent to the difference between the designated strike price, as set forth in the Hedge contract, and the Company's imputed cost. The Hedge provided that SSC's imputed cost would be the lessor of: (i) SSC's cash cost (as defined) or (ii) 95 percent of the market price for OCC as quoted in industry publications. The Hedge was canceled by the Company effective July 1, 1995. No activity was recorded for the remainder of the year ended December 31, 1995. Gains of $467,772 and $493,529 from the Hedge have been recorded as reductions of cost of goods sold for the year ended December 31, 1995 and 1994, respectively.

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

15.      SALE OF SUBSIDIARY

Effective April 1, 1996, the Company sold 100% of the outstanding shares of its subsidiary, SSC, for consideration equal to the adjusted net book value of SSC after giving affect to the capitalization of the intercompany account payable owing to the Company by SSC.

16.      DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS

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

17.   INFORMATION ABOUT THE COMPANY'S OPERATIONS IN
      DIFFERENT GEOGRAPHIC AREAS FOR THE YEAR ENDED
      DECEMBER 31, 1996:

                                                                 United
                                                                 States        Canada        Total
                                                                 ------        ------        -----
      Sales to unaffiliated customers                      $ 5,930,339      $ 1,412,409     $ 7,342,748
                                                           ===========      ===========     ===========

      Gross margin                                           $ 452,997       $ (444,878)        $ 8,119
                                                             =========      ===========         =======

      Selling, general and administrative
       expenses                                             (5,387,660)        (209,438)     (5,597,098)

      Other income (expense)                                  (730,542)        (109,968)       (840,510)
                                                              ---------        ---------      ---------

      Loss before income taxes and
       extraordinary item                                   (5,665,205)        (764,284)     (6,429,489)
                                                            ===========        =========    ============

      Identifiable assets                                 $ 10,992,606        8,207,860    $ 19,200,466
                                                            ==========        =========      ==========

All operations in 1994 and prior were in the United States.

18.      ACCOUNTING FOR STOCK-BASED COMPENSATION:

The Company has adopted the disclosure-only provisions of SFAS 123, "Accounting for Stock-Based Compensation." Accordingly, no compensation cost has been recognized for its fixed stock option plans. The Company granted 150,000 options in 1995 at an option price of $5.75 at a fair market value of $5.75 on date of grant. If the Company had elected to recognize compensation cost based on the fair value of the options at the grant date as prescribed by SFAS 123, net loss and net loss per share would approximate the pro forma amounts indicated below:

                                                      1996              1995
                                                      ----              ----
     Net loss - as reported                     $(6,429,489.00)  $(1,309,634.00)
     Net loss - pro forma                       $ 6,519,937.00   $ 1,400,122.00
     Net loss per share - as reported                    $(.59)           $(.13)
     Net loss per share - pro forma                      $(.60)           $(.14)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions:

                                                      1996              1995
                                                      ----              ----
     Expected dividend yield                             0%                0%
     Expected price volatility                          50%               50%
     Risk-free interest rate                          7.11%             7.11%
     Expected life of option                          5 years           5 years

The effects of applying SFAS 123 in the pro forma disclosure are not indicative of future amounts. SFAS 123 does not apply to awards prior to 1995, and additional awards in future years were not anticipated.

19.      SUBSEQUENT EVENTS (UNAUDITED):

On January 16, 1997, the Company experienced a fire at its Thorold Mill. The fire was caused by an electrical short in the main building which houses the paper line. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The Company immediately contacted its insurance carrier and started planning the rebuilding of the damaged part of the plant and replacement of the fire damaged equipment. The estimates available at the date of this report indicate damage of approximately $1,500,000 US. The Company's insurance policy calls for 90% of replacement cost. Management believes that the insurance coverage on the plant and its contents of $5,000,000 US is more than adequate to cover all the costs of rebuilding and replacing all fire damage to the plant and equipment. The Company anticipates that additional routine repairs and maintenance will be necessary prior to start-up. As of the date of this report, the Company anticipates having the repairs completed and the resuming of full operation on or about May 31, 1997. The ability of the Company to resume operations will be dependent upon sufficient cash availability for start-up costs, aged payable payments and working capital. Management has estimated that the start-up of the Thorold Mill will require approximately $350,000 US. The Company is pursuing several financing options in order to raise the cash necessary to begin operations.

On January 21, 1997, the Company issued an additional $735,000 in aggregate principal amount of Original Issue Discount Notes (the "1996 E Notes") to six investors, providing net proceeds to the Company of $632,839. This is an addition to the $1,575,000 principal amount of Original Issue Discount Notes issued prior to December 31, 1996. The 1996 E Notes total $2,310,000 amongst twenty-two investors and mature at the earlier of (i) 4/25/97, or (ii) closing of any public or private debt or equity financing exceeding $10.5 million. The proceeds of the 1996 E Notes were used for working capital needs. Management is currently in discussions with BlueStone to waive the default notice and extend the due date.

On or about February 25, 1997, the Company's Stephens Mill experienced a strong storm in connection with tornadic activity in the region. The Stephens Mill did not suffer any damage from tornadoes, however, the heavy rains associated with the storm surge did damage the roof covering a section of one the main buildings. The area damaged was not being utilized by the Company. The area is currently partioned and no activity is allowed in or about the area. The Company is currently working with the insurance company to file a claim and to begin repairs to the roof and its support beams. The Company expects that the repairs will be completed by May 15, 1997.

On February 28, 1997, March 5, 1997 and March 11, 1997, the Company received advances from investors. These advances resulted in net proceeds received by the Company in the total amount of $579,532. The proceeds of the advances were used for working capital needs.

                               INDEX TO EXHIBITS

     Exhibits                          Description
     --------                          -----------

     2.4 Plan and Agreement of Merger among Striker Industries, Inc., GSR Industries, Inc., Striker Acquisition No. 3, Inc., Newgen Holding, Inc., Donald F. Smith, Edward T. Nesselroade, et al dated as of November 29, 1996.

     4.11 Mortage and Security Agreement between the Company's indirect Wholly-owned Subsidiary, Striker Holdings, Inc., and Finova Capital Corporation dated as of April 25, 1995 securing payment of all Obligations owing by the Company and any of its subsidiary corporations to Finova Capital Corporation.

     4.12 10.25 % Subordianted Promissory Note of the Company's Wholly-owned Subsidiary, West Oxford Industries, Inc., maturing December 31, 1998 ($1,300,000 in aggregate principal amount) issued June 5, 1996.

     4.13 10.25 % Subordianted Promissory Note of the Company's Wholly-owned Subsidiary, West Oxford Industries, Inc., maturing December 31, 1998 ($1,500,000 in aggregate principal amount) issued July 10, 1996.

     4.14 Guaranty of the Company covering all Subordinated Promissory Notes of its Wholly-owned subsidiary, West Oxford Industries, Inc., referred to in Exhibits 4.5, 4.12 and 4.13.

     4.15    10% Convertible Subordinated Note of the Company's
             Wholly-owned Subsidiary, West Oxford Industries, Inc., dated October 28, 1996 ($798,000 in aggregate principal amount), with Exhibit A thereto.

     4.16 Letter agreement dated January 23, 1997 amending the first paragraph only of all 10% Convertible Subordinated Notes dated October 28, 1996 referred to in Exhibit 4.15.

     4.17    Guaranty of the Company covering all 10% Convertible
             Subordinated Notes dated October 28, 1996, of its Wholly-owned subsidiary, West Oxford Industries, Inc., referred to in
             Exhibit 4.15.

     4.18 Original Issue Discount Promissory Note of the Company ($2,310,000 in original principal amount) issued by the Company on November 26, 1996 and on January 21, 1997.

     4.19 Warrant of the Company issued on November 26, December 2 and December 18 and on January 21, 1997 to holders of the Company's Original Issue Discount Notes covering the right to purchase, in the aggregate, up to 330,000 shares of the Company's Common Stock.

     4.20 Security Agreement dated as of January 21, 1997 between the Company's Wholly-owned subsidiaries, West Oxford Industries, Inc., Striker Holdings, Inc. and Striker Paper Corporation, and BlueStone Capital Partners, LP, Agent for the holders of the Original Issue Discount Promissory Notes of the Company referred to in Exhibit 4.18.

     4.21 Mortgage Agreement dated as of January 21, 1997 between the Company's Wholly-owned Subsidiary, Striker Holdings, Inc., and BlueStone Capital Partners, LP, Agent for the holders of the Company's Original Issue Discount Promissory Notes referred to in Exhibit 4.18, second subordinate and junior in priority to the Mortgage and Security Agreement in favor of Finova Capital Corporation referred to in Exhibit 4.11, securing payment of the Company's Original Issue Discount Notes referred to in
             Exhibit 4.18.

      2.1 The following is a list of all subsidiaries of the Company and the respective state or province of incorporation of each subsidiary. The Company owns directly, of record and beneficially, all of the voting stock of Striker Holdings, Inc., Striker Services Corporation, Striker Paper Canada, Inc., Striker Services Canada, Inc. and West Oxford Industries, Inc. Striker Holdings, Inc., in turn, owns directly, of record and beneficially, all of the voting stock of Striker Paper Corporation. Each subsidiary conducts its business under its corporate name designated below:

                Name                          State (Province) of Incorporation
                ----                          ---------------------------------
      Striker Holdings, Inc.                               Texas
      Striker Paper Corporation                           Arkansas
      Striker Paper Canada, Inc.                    Province of Ontario, Canada
      Striker Services Canada, Inc.                 Province of Ontario, Canada
      West Oxford Industries, Inc.                         Texas

         23.1    Consent of KPMG Peat Marwick LLP

         23.2    Consent of Arthur Andersen LLP

         27      Financial Data Schedule