Form 10-K405/A
period 1996-12-31
STRIKER INDUSTRIES INC
filed 1997-04-22
CIK 352944

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549


                                 FORM 10-K/A



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

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-K:

Results of Operations


                                                                       Years Ended December 31,
                                                                      --------------------------
                                                                1996            1995             1994
                                                                ----            ----             ----
Revenue                                                     $ 7,342,748     $ 7,983,577      $ 7,977,888
Cost of Sales                                                 7,334,629       7,023,242        7,926,095
                                                            -----------     -----------       -----------

Gross Margin                                                      8,119         960,335           51,793
Selling, general and
 administrative                                               5,597,098       1,992,738        1,683,161
                                                            -----------     -----------       -----------

Operating loss                                               (5,588,979)     (1,032,403)      (1,631,368)
Interest expense, net                                          (840,510)       (311,004)        (255,757)
Other income                                                                     33,773          144,688
                                                            -----------     -----------       -----------
Net loss before
 extraordinary item                                         $(6,429,489)    $(1,309,634)      $(1,742,437)
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




DATE:     April 22, 1997



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

  Signature                          Title                            Date


David A. Collins                                                 April 22, 1997

----------------------                                           --------------
David A. Collins             Director, President and
                                Chief Executive Officer




Matthew D. Pond                                                  April 22, 1997

---------------------                                            --------------
Matthew D. Pond              Director, Chief Financial
                                Officer

                   STRIKER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1996 and 1995



                                Assets                                        1996             1995
                                ------                                        ----             ----
Current assets:
   Cash and cash equivalents                                             $    292,485         141,557
   Cash, restricted as to use                                                 360,000         360,000
   Accounts receivable:
      Trade                                                                   492,533         403,742
      Other, net of bad debt allowance of 489,671 and 0
       for December 31, 1996 and 1995, respectively                            45,067         152,731
   Inventories:
      Raw materials                                                            25,221          41,073
      Finished goods                                                          210,301         130,910
   Prepaid expenses and other current assets                                  418,958         262,757
                                                                         ------------      ----------
              Total current assets                                          1,844,565       1,492,770

Property and equipment, net                                                15,943,490      16,543,312

Deferred costs and other, net                                               1,412,411         286,362
                                                                         ------------      ----------
              Total assets                                               $ 19,200,466      18,322,444
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

                  STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

              CONSOLIDATED STATEMENTS OF OPERATIONS

      For the years ended December 31, 1996, 1995 and 1994




                                                                 Year ended December 31,
                                                       ------------------------------------------
                                                            1996           1995           1994
                                                            ----           ----           ----

Revenues                                                $ 7,342,748    $ 7,983,577    $ 7,977,888

Cost of sales                                             7,334,629      7,023,242      7,926,095
                                                        -----------    -----------    -----------

                Gross margin                                  8,119        960,335         51,793

Selling, general and administrative expenses, net
    of salary reimbursements of $0,
    $132,000 and $192,500, respectively                   5,597,098      1,992,738      1,683,161
                                                        -----------    -----------    -----------

                Operating loss                           (5,588,979)    (1,032,403)    (1,631,368)
                                                        -----------    -----------    -----------

Other income (expense):
    Interest expense, net                                  (840,510)      (311,004)      (255,757)
    Other income                                               --           33,773        144,688
                                                        -----------    -----------    -----------

                Loss before income taxes and
                   extraordinary item                    (6,429,489)    (1,309,634)    (1,742,437)
Income taxes                                                   --             --             --
                                                        -----------    -----------    -----------

                Net loss before extraordinary item       (6,429,489)    (1,309,634)    (1,742,437)
                                                        -----------    -----------    -----------

Extraordinary item, gain on extinguishment
    of debt                                                    --             --        2,101,495
                                                        -----------    -----------    -----------
                Net income (loss)                       $(6,429,489)   $(1,309,634)   $   359,058
                                                        ===========    ===========    ===========

Income (loss) per common share:
    Loss before extraordinary item                      $      (.59)   $      (.13)   $      (.17)
    Extraordinary item                                           --             --            .21
                                                        -----------    -----------    -----------

    Net income (loss)                                   $      (.59)   $      (.13)   $       .04
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
                                          ==========          ===========          ============              ===========






                                                                  Treasury          Accumulated                Total
                                            Accumulated             stock        foreign currency           stockholders
                                             deficit               at cost          adjustment                 equity
                                             -------               -------          ----------                 ------
Balances, December 31, 1993               $ (2,608,435)        $ (1,003,165)       $         --           $   688,348

Capital contribution                                --                   --                  --               172,477

Conversion of 9.75% convertible
   subordinated notes                               --                   --                  --             2,024,993

Issuance of treasury stock                          --               40,000                  --               220,000

Cancellation of treasury stock                      --              963,165                  --                    --

Payments received for stock-
   subscribed payments                              --                   --                  --               700,000

Net income                                     359,058                   --                  --               359,058
                                          ------------          -----------        ------------           -----------
Balances, December 31, 1994                 (2,249,377)                  --                  --             4,164,876

Warrants issued                                     --                   --                  --               950,000

Warrants exercised                                  --                   --                  --             1,133,336

Common stock issued for Thorold
   Canada plan acquisition                          --                   --                  --             7,307,681

Fees on warrants issued and
 exercised                                          --                   --                  --              (233,238)

Write-off of stock subscriptions
 receivable                                         --                   --                  --                    --

Foreign currency translation                        --                   --             (67,277)              (67,277)

Net loss                                    (1,309,634)                  --                  --            (1,309,634)
                                          ------------          -----------        ------------           -----------
Balances, December 31, 1995                 (3,559,011)                  --             (67,277)           11,945,744

Common stock issued                                 --                   --                  --               199,915

Employee stock subscriptions issued                 --                   --                  --                    --

Payments received for stock-
   subscribed payments                              --                   --                  --               236,000

Treasury stock purchased                            --              (75,000)                 --               (75,000)

Foreign currency translation                        --                   --             (17,000)              (17,000)

Net loss                                    (6,429,489)                  --                  --            (6,429,489)
                                          ------------          -----------        ------------           -----------
Balances, December 31, 1996               $ (9,988,500)        $    (75,000)       $    (84,277)          $ 5,860,170
                                          ============          ===========        ============           ===========




See accompanying notes to consolidated financial statements.

             STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF CASH FLOWS

        For the years ended December 31, 1996, 1995 and 1994



                                                                                      Year ended December 31,
                                                                             -----------------------------------------
                                                                                 1996           1995            1994
                                                                                 ----           ----            ----
Cash flows from operating activities:
    Net income (loss)                                                        $(6,429,489)    (1,309,634)       359,058
    Adjustments to reconcile net income (loss) to net cash
      used in operating activities:
        Depreciation and amortization                                            804,085        749,139        539,189
        Impairment of fixed asset                                                391,635           --             --
        Extraordinary gain                                                          --             --       (2,101,495)
        Interest expense on convertible subordinated notes
          not paid due to conversion of notes                                       --             --           78,930
        Reimbursement for executive salaries                                        --         (132,000)      (132,000)
        Gain on pulp hedge contract                                                 --             --         (493,529)
        Loss on sale of property and equipment                                      --             --            3,889
        Changes in assets and liabilities:
          Decrease in short-term investment                                         --             --          250,000
          (Increase) decrease in accounts receivable                              18,873        (15,113)       155,498
          (Increase) decrease in inventories                                     (63,540)       175,067       (160,438)
          Increase in prepaid expenses and other current assets                 (156,201)       (68,308)       (63,476)
          Increase (decrease) in accounts payable and accrued liabilities        803,162      1,421,931       (120,724)
          Increase (decrease) in deferred revenue                                   --             --         (106,340)
                                                                             -----------     ----------     ----------
                 Net cash provided by (used) in operating activities          (4,631,475)       821,082     (1,791,438)
                                                                             -----------     ----------     ----------

Cash flows from investing activities:
    Purchases of property and equipment                                       (1,414,286)    (3,981,764)    (1,462,414)
    Increase in deferred acquisition costs                                          --         (316,705)      (358,359)
    Proceeds from sales of property and equipment                                803,771           --           18,623
    Restricted cash                                                                 --         (360,000)          --
                                                                             -----------     ----------     ----------
                 Net cash used in investing activities                          (610,515)    (4,658,474)    (1,802,150)
                                                                             -----------     ----------     ----------

Cash flows from financing activities:
    Proceeds from private placements of common stock                             200,000           --             --
    Capital contributions                                                           --             --           79,857
    Warrants issued                                                                 --          950,000           --
    Warrants exercised                                                              --        1,133,336           --
    Warrant fees paid                                                               --         (233,238)          --
    Proceeds from issuance of convertible subordinated notes                   2,373,000           --        2,500,000
    Proceeds from revolving lines of credit                                    6,615,017      6,572,536           --
    Repayment of revolving lines of credit                                    (6,960,975)    (5,701,045)      (499,140)
    Proceeds from fixed-asset line of credit                                     517,500      1,608,000           --
    Repayments of fixed-asset line of credit                                    (418,200)       (77,283)          --
    Principal payments on capital leases                                         (65,906)       (28,947)       (21,482)
    Proceeds received from issuance of common stock subscribed                   236,000           --          700,000
    Repayment of obligation for purchase of treasury stock                       (75,000)          --       (1,000,000)
    Deferred and other costs paid                                             (1,128,518)      (342,508)      (167,645)
    Proceeds from affiliate notes payable                                      4,100,000      1,200,000      2,156,000
    Repayment of affiliate notes payable                                            --       (1,138,826)      (185,210)
    Proceeds from receivable factoring facility                                     --             --        4,167,852
    Repayment of receivable factoring facility                                      --             --       (4,167,852)
                                                                             -----------     ----------     ----------
                 Net cash provided by financing activities                     5,392,918      3,942,025      3,562,380
                                                                             -----------     ----------     ----------

Net increase (decrease) in cash                                                  150,928        122,818        (31,208)

Cash and cash equivalents, beginning of year                                     141,557         18,739         49,947
                                                                             -----------     ----------     ----------

Cash and cash equivalents, end of year                                       $   292,485        141,557         18,739





See notes to accompanying consolidated financial statements.