Form 10-Q
period 1997-03-31
STRIKER INDUSTRIES INC
filed 1997-05-20
CIK 352944

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES ACT OF 1934 For the

                     Quarterly Period Ended March 31, 1997
                                                        OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

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

                                 NOT APPLICABLE
                   (Former name if changed since last report)

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days. Yes  X   No
                                       ---     ---

As of May 15, 1997, there were 10,912,564 shares of Common Stock, par value $0.20 per share, outstanding and no shares of Preferred Stock, par value $0.20 per share, were outstanding.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.                       FINANCIAL INFORMATION                   PAGE NO.
-------                       ---------------------                   --------
Item 1.         Financial Statements

                Consolidated Balance Sheets                               3

                Consolidated Statements of Operations                     4

                Consolidated Statements of Cash Flows                     5

                Notes to Consolidated Financial Statements                6

Item 2.         Management's Discussion and Analysis of
                Financial Condition and Results of Operations            16

PART II.        OTHER INFORMATION
--------        -----------------

Item 1.         Legal Proceedings                                        21

Item 2.         Changes in Securities                                    22

Item 3.         Defaults Upon Senior Securities                          22

Item 4.         Submission of Matters to a
                Vote of Security Holders                                 22

Item 5.         Other Information                                        22

Item 6.         Exhibits and Reports on Form 8-K                         23

SIGNATURES                                                               24

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             For the Period Ending

                                                                    March 31,      December 31,
                           Assets                                     1997             1996
                                                                  ------------     ------------
Current assets:
   Cash and cash equivalents                                      $    307,860         292,485
   Cash, restricted as to use                                          360,000         360,000
   Accounts receivable:
      Trade                                                            500,519         492,533
      Other, net of bad debt allowance of 489,671
         and 489,671 for March 31, 1997 and
         December 31, 1996, respectively                               300,557          45,067
   Inventories:
      Raw materials                                                     24,452          25,221
      Finished goods                                                   184,229         210,301
   Prepaid expenses and other current assets                            69,909         418,958
                                                                  ------------    ------------

               Total current assets                                  1,747,526       1,844,565

Property and equipment, net                                         15,840,682      15,943,490

Deferred costs and other, net                                        1,195,375       1,412,411
                                                                  ------------    ------------

               Total assets                                       $ 18,783,583      19,200,466
                                                                  ============      ==========

          Liabilities and Stockholders' Equity

Current liabilities:
   Trade accounts payable                                         $  2,755,589       2,524,519
   Accrued liabilities                                                 951,560         932,515
   Revolving line of credit                                            714,825         529,950
   Current portion of long term debt                                 4,142,700       3,463,950
   Current obligations under capital leases                             28,371          35,962
                                                                  ------------    ------------

               Total current liabilities                             8,593,045       7,486,896

Long-term liabilities:
   Notes payable to affiliates                                       5,879,532       5,300,000
   Term loans, net of current portion                                  505,100         534,650
   Capital lease obligation                                             17,164          18,750
                                                                  ------------      ----------

               Total long-term liabilities                           6,401,796       5,853,400
                                                                  ------------    ------------

Stockholders' equity:
   Preferred stock, $.20 par value, 5,000,000 shares
      authorized, none issued                                               --              --
   Common stock, $0.20 par value, 25,000,000 shares authorized,
      10,912,564 and 10,912,564 shares issued, respectively          2,184,913       2,184,913
   Stock subscriptions receivable                                     (275,000)       (275,000)
   Additional paid-in capital                                       14,098,118      14,098,034
   Accumulated deficit                                             (12,060,012)     (9,988,500)
   Foreign currency translation adjustment                             (84,277)        (84,277)
   Less treasury stock at cost; 12,000 shares                          (75,000)        (75,000)
                                                                  ------------      ----------

               Total stockholders' equity                            3,788,742       5,860,170

Commitments and contingencies
                                                                  ------------      ----------
               Total liabilities and stockholders' equity         $ 18,783,583      19,200,466
                                                                  ============      ==========

See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the quarters ended March 31, 1997 and 1996


                                                        Quarter ended March 31,
                                                      --------------------------
                                                         1997           1996
                                                      -----------    -----------
Revenues                                              $   769,571      1,392,749

Cost of sales                                           1,360,950      1,443,269
                                                      -----------    -----------


                 Gross margin                            (591,379)       (50,520)

Selling, general and administrative expenses              953,624        372,755
                                                      -----------    -----------

                 Operating loss                        (1,545,003)      (423,275)
                                                      -----------    -----------

Other income (expense):
     Interest expense, net                               (526,508)       (93,184)
     Other income                                              --             --
                                                      -----------    -----------

                 Loss before income taxes and
                    extraordinary item                 (2,071,511)      (516,459)

Income taxes                                                   --             --
                                                      -----------    -----------

                 Net loss before extraordinary item    (2,071,511)      (516,459)
                                                      -----------    -----------

Extraordinary item, gain on extinguishment
     of debt                                                   --             --
                                                      -----------    -----------

                 Net income (loss)                    $(2,071,511)      (516,459)
                                                      ===========    ===========

Income (loss) per common share:
     Loss before extraordinary item                   $      (.19)          (.05)
     Extraordinary item                                        --             --
                                                      -----------    -----------

     Net income (loss) per common share               $      (.19)          (.05)
                                                      ===========    ===========


See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the quarters ended March 31, 1997 and 1996


                                                                                  Quarter ended March 31,
                                                                                --------------------------
                                                                                   1997            1996
                                                                                -----------    -----------
Cash flows from operating activities:
     Net income (loss)                                                          $(2,071,511)      (516,459)
     Adjustments to reconcile net income (loss) to net cash
        used in operating activities:
           Depreciation and amortization                                            398,181        210,011
           Changes in assets and liabilities:
              (Increase) in accounts receivable                                    (263,476)      (457,115)
              Decrease in inventories                                                26,841          6,537
              Decrease in prepaid expenses and other current assets                 349,049         41,437
              Increase (decrease) in accounts payable and accrued liabilities       250,114       (106,477)
                                                                                -----------    -----------

                         Net cash provided by (used) in operating activities     (1,310,802)      (822,066)
                                                                                -----------    -----------

Cash flows from investing activities:
     Purchases of property and equipment                                            (78,336)      (648,508)
     Increase in deferred acquisition costs                                              --       (306,072)
                                                                                -----------    -----------

                         Net cash used in investing activities                      (78,336)      (954,580)
                                                                                -----------    -----------

Cash flows from financing activities:
     Proceeds from issuance of convertible subordinated notes                       735,000             --
     Proceeds from revolving lines of credit                                        860,270      1,808,432
     Repayment of revolving lines of credit                                        (675,311)    (1,625,404)
     Proceeds from fixed asset line of credit                                            --        232,500
     Repayments of fixed asset line of credit                                       (85,800)       (90,930)
     Principal payments on capital leases                                            (9,178)            --
     Proceeds received from issuance of common stock subscribed                          --        236,000
     Deferred and other costs paid                                                       --             --
     Proceeds from affiliate notes payable                                          579,532      1,300,000
                                                                                -----------    -----------

                         Net cash provided by financing activities                1,404,513      1,860,598
                                                                                -----------    -----------

Net increase (decrease) in cash                                                      15,375         83,952

Cash and cash equivalents, beginning of year                                        292,485        141,557
                                                                                -----------    -----------

Cash and cash equivalents, end of year                                          $   307,860        225,509
                                                                                ===========        =======


See notes to accompanying consolidated financial statements.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Striker and its wholly owned subsidiaries. All material intercompany accounts and transactions have been eliminated.

Interim Financial Information

The consolidated interim financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1997 and the consolidated results of operations and the cash flows for the three months ended March 31, 1997 and 1996.

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

Pursuant to the adoption of SFAS 121, the Company accounted for the impairment of its saturating equipment by reducing the carrying amount by approximately $391,000 for the year ended December 31, 1996. An analysis was completed comparing the carrying value to an independent valuation. The carrying value was adjusted to reflect the amount per the independent valuation. This impairment affected the United States operations only.

Deferred Costs and Other, Net

Deferred costs and other, net, include organization costs and deferred acquisition and financing costs. The organization costs are being amortized over a five-year period on a straight-line basis. As of March 31, 1997, the Company's organizational costs have been fully amortized. Where applicable, the deferred acquisition costs are added to the cost of the assets acquired after the acquisition is completed. Deferred financing costs are being amortized over the life of the related respective financing obtained.

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

Earnings (Loss) Per Common Share

The computation of earnings or loss per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings (loss) per share was 10,912,564 for the quarter ended March 31, 1997 and 10,599,564 for the quarter ended March 31, 1996. Primary and fully diluted earnings per share are the same for each of these years.

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

2.  PROPERTY AND EQUIPMENT, NET:

The Company's property and equipment consisted of the following:

                                                            March 31,      December 31,
                                         Useful Life          1997            1996
                                         -----------       -----------     -----------
Machinery, equipment and vehicles        5 - 12 years      $16,056,533     $15,993,022
Buildings                                25 years              816,120         807,229
Computer and office equipment            5 years               728,254         728,092
Land improvements                        5 years               266,533         260,760
Machinery, equipment and vehicles        2 - 5 years           139,266         139,266
  under capital leases
Spare parts                                                    274,472         274,472
Land                                                           150,000         150,000
                                                           -----------     -----------
                                                            18,431,178      18,352,841
Less- Accumulated depreciation and amortization             (2,590,496)     (2,409,351)
                                                           -----------     -----------
                                                           $15,840,682     $15,943,490
                                                           ===========     ===========

3.  DEFERRED COSTS AND OTHER, NET:

The Company's deferred costs and other, net, consisted of the following:

                                                            March 31,      December 31,
                                                              1997            1996
                                                           -----------     -----------
Deferred financing costs, net                                1,122,734       1,344,297
Deposits                                                        53,551          47,751
Patents                                                         25,029          25,029
Less- Accumulated amortization                                  (5,939)         (4,666)
Organization costs                                              78,025          78,025
Less- Accumulated amortization                                 (78,025)        (78,025)
                                                           -----------     -----------
                                                           $ 1,195,375     $ 1,412,411
                                                           ===========     ===========

4.   DEBT:

The Company's debt consisted of the following at:

                                                                               March 31,     December 31,
                                                                                1997             1996
                                                                             ------------    ------------
Subordinated notes payable, 10.25% due 12/31/98                              $  5,879,532    $  5,300,000
Subordinated notes payable @ 13% interest, due the
       earlier of (i) 5/15/97, or (ii) the closing of any public or
       private debt or equity financing exceeding $10.5 million                   798,000         798,000
Original Issue Discount Notes due the earlier of (i) 4/25/97, or (ii) the closing of any public or private debt or equity financing exceeding
       $10.5 million                                                            2,310,000       1,575,000
Stephens:
       Term loan, prime (8.25% +3.5%, due 5/31/98                                 623,300         652,850
       Revolving line of credit, prime + 3.5%                                     352,744         164,148
Canadian Facility:
       Term loan, prime (6.5%) +2.5% due 4/01/01                                  916,500         972,750
       Revolving line of credit, prime +2.5%                                      362,082         365,802
Capitalized lease obligations bearing interest at
       rates from 10% to 18% maturing between 1996 and 2000, secured by underlying machinery, vehicles and computer equipment
                                                                                   45,534          54,712
                                                                             ------------    ------------
Less-Current maturities and revolving lines of credit                          11,287,692       9,883,262
                                                                               (4,885,896)     (4,029,862)
                                                                             ------------    ------------
                                                                             $  6,401,796    $  5,853,400
                                                                             ============    ============

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

On July 28, 1995, the Company's Canadian Subsidiary, Striker Paper Canada, Inc. ("Striker Canada"), entered into a financing agreement with a Canadian lender consisting of a term loan based upon the liquidation value of certain of Striker Canada's fixed assets and a revolving line of credit based upon eligible accounts receivable (collectively "the Canadian Facility"). Advances under the Canadian Facility are limited to $2,000,000 Canadian in the aggregate and bear interest at Canadian prime plus 2.5%. At December 31, 1995, Striker Canada was not in compliance with certain covenants of the Canadian Facility and a waiver was obtained for the year ended December 31, 1995. At December 31, 1996, Striker Canada was not in compliance with certain covenants of the Canadian Facility. At March 31, 1997 Striker Canada was not in compliance with certain covenants of the Canadian Facility. As of the date of this report, though the Company is still attempting to obtain a waiver, none has been obtained for the quarter ended March 31, 1997 or the year ended December 31, 1996. Therefore, the Company has reclassified the entire Canadian Facility as current debt for the quarter ended March 31, 1997 and the year ended December 31, 1996.

On February 16, 1996, a wholly-owned subsidiary of the Company issued $1,300,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 Notes") to seven purchasers. The proceeds of the 1996 Notes were used for Transaction costs and/or working capital needs.

On June 5, 1996, a wholly-owned subsidiary of the Company issued $1,300,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 B Notes") to twelve international investors, five of which are stockholders. The 1996 B Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 B Notes were used for Transaction costs and/or working capital needs.

On July 10, 1996, a wholly-owned subsidiary of the Company issued $1,500,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 C Notes") to nine international investors, six of which are stockholders. The 1996 C Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 C Notes were used for Transaction costs and/or working capital needs.

A wholly owned subsidiary of the Company issued $798,000 in aggregate principal amount of Subordinated Notes (the "1996 D Notes") dated October 28, 1996 to several investors. Under an agreement in principle negotiated by management with the 1996 D noteholders, the 1996 D Notes mature on December 31, 1997.

In December, 1996 and January, 1997, the Company issued $2,310,000 in aggregate principal amount of Original Issue Discount Notes (the "1996 E Notes") to twenty-one investors. The maturity date of the 1996 E Notes by agreed extension was 5/19/97. However, on May 16, 1997, approximately $2,000,000 was repaid and the remaining balance thereof, by agreement in principle, is to be paid by June 30, 1997. The proceeds of the 1996 E Notes were used for Transaction costs and/or working capital needs.

In March and April, 1997, the Company issued $579,532 in aggregate principal amount of 10.25 % Subordinated Notes (the "1997 Notes") to an international investor. The 1997 Notes mature on December 31, 1998 and interest is payable thereon quarterly. The proceeds of the 1997 Notes were used for working capital needs.

In April and May, 1997, a wholly-owned subsidiary of the Company issued $2,550,000 in aggregate amount of 10.25% Subordinated Promissory Notes (the "1997 B Notes") to ten international investors. The 1997 B Notes mature on December 31, 1997 and interest is payable thereon quarterly. the principal use of the proceeds of the 1997 B Notes was and is to pay down and retire the 1996 E Notes.

At March 31, 1997, there were no amounts available under the lines of credit.

Interest paid for the three months ended March 31, 1997 and 1996, was $46,544 and $96,134, respectively.

5.   COMMITMENTS AND CONTINGENCIES:

Contingencies

On April 25, 1996, the Company signed an agreement to combine in a merger transaction (the Transaction) with the indirect parent corporation of one of the largest privately-owned manufacturers of asphalt shingles and built up roofing (GS Roofing). The closing of the Transaction had been extended in writing by mutual agreement of the parties to April 21, 1997, provided that (i) a Registration Statement required to raise the equity component of the financing required for closing was filed with the Securities and Exchange Commission (which document was filed with the Securities and Exchange Commission December 26, 1996) and (ii) the merger became effective on or before April 21, 1997 or within incremental five business day periods of time thereafter so long as bona fide marketing efforts were being conducted by the underwriters with a view to such Registration Statement becoming effective on or before April 30, 1997.

On or about February 4, 1997, via facsimile transmission, the President of GS Roofing, Donald F. Smith, sent a notice to the Company of his and resultantly, GS Roofing's repudiation of the Transaction. Subsequent to that date, the Company made protracted attempts to reinstate the Transaction, without success. Accordingly, management ultimately retained counsel and filed suit against Newgen Holdings, Inc., Gen Holdings, Inc., GS Roofing Products Company, Inc., Donald F. Smith and Maredon-I, Ltd. alleging, among other things, a breach of contract by the defendants resulting from the defendants' wrongful repudiation of the binding agreements between the Company and the defendants providing for the Transaction, which action by the defendants severely impaired the Company's ability to complete the equity and debt offerings which were a critical part of the Transaction. The lawsuit is in the preliminary stages and pre-trial discovery has not yet commenced. Accordingly, the Company is unable at present to express any opinion regarding the probable outcome of this litigation.

In connection with the Transaction, the Company received bridge financing from the underwriter, BlueStone Capital Partners, L.P.(BlueStone). As is customary with bridge financing, both the Company and the 1996 E noteholders contemplated payment of the bridge notes out of the debt and equity financing of the Transaction. During the quarter ended March 31, 1997, and following repudiation of the Transaction by Donald F. Smith and GS Roofing, et al, the Company received a demand notice from BlueStone accelerating the due date of the 1996 E Notes to April 3, 1997 from April 25, 1997. The 1996 E Notes are secured by a second and subordinate lien and security interest on the assets of each of the Company's U.S. subsidiaries, including its Stephens, Arkansas plant, junior in priority to the lien on the same assets held by its senior lender. The 1996 E Notes are also guaranteed by each of the Company's U.S. subsidiaries. As of the date of this report, the Company has paid approximately $2,000,000 of the total owed under the terms of the 1996 E Notes and management has negotiated an agreement in principle to retire the remaining balance of this indebtedness by June 30, 1997.

In conjunction with the work performed on the closed water loop system, the Company removed dirt and sludge from the bottom of the filtering ponds at the Stephens Mill. The dirt and sludge removed from the filtering ponds were placed on an isolated area of land at the mill. The Company notified the ADPCE and requested approval for clean-up. The Company received approval from the ADPCE to re-cover and cap the sludge, without requirement for any digging up or removal of any thereof. The Company began work on capping the sludge August 2, 1996. The Company anticipates that this project will be completed by July 15, 1997. The work being performed will bring the Company in compliance with provisions of the ADPCE landfill permit.

Commitments

During 1995, the Company entered into sales contracts (the Sales Contracts) with three of its major customers. Under terms of the Sales Contracts, the customers were required to purchase at least 1,900 tons of dry felt each month, in the aggregate, for a period of eighteen months at prices based in part upon the mix of raw materials used in the manufacture of the dry felt and the quoted market price of the raw materials. During the fourth quarter of 1996, the Sales Contracts terminated. One of the three contract customers renewed their contracts for an additional period of twelve months with no change in terms. The two other customers continue to order product outside of any contract stipulations. Management believes that there is a sufficient market for its product and that the Company will be able to sell its total production to existing and potential new customers.

6.   SALE OF SUBSIDIARY:

Effective April 1, 1996, the Company sold 100% of the outstanding shares of its subsidiary, Striker Services, for consideration equal to the adjusted net book value of Striker Services after giving affect to the capitalization of the intercompany account payable owing to the Company by Striker Services.

7.   CASUALTY LOSSES AT MILLS:

On January 16, 1997, the Company experienced a fire at its Thorold Mill. The fire was caused by an electrical short in the main building which houses the paper line. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The Company immediately contacted its insurance carrier and started planning the rebuilding of the damaged part of the plant and replacement of the fire damaged equipment. The estimates available at the date of this report indicate damage of approximately $1,500,000 US. The Company's insurance policy calls for 90% of replacement cost. Management believes that the insurance coverage on the plant and its contents of $5,000,000 US is more than adequate to cover all the costs of rebuilding and replacing all fire damage to the plant and equipment. The Company anticipates that additional routine repairs and maintenance will be necessary prior to start-up. As of the date of this report, the Company anticipates having all the repairs completed and the resuming of full operation on or about June 30, 1997. The ability of the Company to resume operations will be dependent upon sufficient cash availability for start-up costs, aged payable payments and working capital. Management has estimated that the start-up of the Thorold Mill will require approximately $350,000 US. The Company is pursuing several financing options in order to raise the cash necessary to begin operations.

On or about February 25, 1997, the Company's Stephens Mill experienced a strong storm in connection with tornado activity in the region. The Stephens Mill did not suffer any damage from tornadoes, however, the heavy rains associated with the storm damaged the roof covering a section of one the main buildings. The area damaged was not being utilized by the Company. The area is currently partitioned and no activity is allowed in or about the area. Subsequent to March 31, 1997, the Company settled the damage claim for $75,000. The Company is currently soliciting bids to begin repairs to the roof and its support beams. The Company expects that the repairs will be completed by July 31, 1997.

8.    SUBSEQUENT EVENTS:

The Company is currently working with BlueStone and certain debt financing sources to secure funding for acquisitions in its industry, including an acquisition of Woodland Industries, Inc. There can be no assurance at the date of the report that the Company's efforts in this regard will be successful, or that equity and debt financing required for this purpose can be obtained on terms and conditions acceptable to the Company.

In April and May, 1997, a wholly-owned subsidiary of the Company issued $2,550,000 in aggregate amount of 10.25% Subordinated Promissory Notes (the "1997 B Notes") to ten international investors. The 1997 B Notes mature on December 31, 1997 and interest is payable thereon quarterly. The principal use of the proceeds of the 1997 B Notes was and is to pay down and retire the 1996 E Notes.

On or about May 14, 1997, a fire occurred at a finished goods warehouse at the Stephens Mill. The fire completely destroyed the building and its contents. At the time of the fire, there were no finished goods in the warehouse, however, a quantity of raw materials being stored in the building was destroyed. As of the date of this report, an insurance claim has been filed, but it is premature at this date to estimate the actual dollar value of the loss suffered.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-Q:

Results of Operations

                                      Three Months Ended
                                           March 31,
                                      1997           1996
                                  -----------    -----------
          Revenue                 $   769,571    $ 1,392,749
          Cost of Sales             1,360,950      1,443,269
          Gross Margin               (591,379)       (50,520)
          Selling, general and        953,624        372,755
           administrative
          Operating Loss           (1,545,003)      (423,275)
          Interest expense, net      (526,508)       (93,184)
                                  -----------    -----------
          Net loss before
              income taxes        $(2,071,511)   $  (516,459)
                                  ===========    ===========

COMPARISON OF QUARTERS ENDED MARCH 31, 1997 AND 1996

Sales for the quarter ended March 31, 1997 were $769,571, a decrease of $623,178 from sales of $1,392,749 for the quarter ended March 31, 1996. The decrease in sales is primarily due to a decrease in the number of units (tons) sold of dry felt. The decrease in the number of tons sold is primarily due to downtime at both mills during the quarter ended March 31, 1997.

Gross margin decreased to a negative $591,379 (76.8 percent of total sales for the quarter ended March 31, 1997) from a negative gross margin of $50,520 (3.6 per cent of total sales for the quarter ended March 31, 1996). The decrease in gross margin is primarily due to the decrease in sales, unabsorbed production overhead and increased repairs and maintenance due to the downtime during 1997.

Selling, general and administrative expenses increased by $580,869 to $953,624 for the quarter ended March 31, 1997, from $372,755 for the quarter ended March 31, 1996. This increase is primarily due to an increase in legal and professional fees expensed during 1997, as a result of the repudiation of the Transaction by Donald F. Smith and GS Roofing, et al. These costs were capitalized in connection with the Transaction as deferred acquisition costs during 1996 (See Note 5 to the Consolidated Financial Statements).

Interest expense, net, increased to $526,508 for the quarter ended March 31, 1997, from $93,184 for the quarter ended March 31, 1996. This increase is due to the additional subordinated notes payable and the amortization of deferred financing costs (amortized as interest expense).

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization.

CASH FLOWS - COMPARISON OF THREE MONTHS ENDED MARCH 31, 1997 AND MARCH 31, 1996

Cash flows used by operating activities increased to $1,310,802 for the three months ended March 31, 1997 from $822,066 for the three months ended March 31, 1996. This increase in primarily due to the increase in operating losses, partially offset by a decrease in prepaid expenses and an increase in accounts payable and accrued liabilities.

Cash flows used in investing activities decreased to $78,336 for the three months ended March 31, 1997 from $954,580 for the three months ended March 31, 1996. This decrease is primarily due to the reduction in purchases of property and equipment and the decrease in deferred acquisition costs paid in the 1997 period.

Cash flows provided by financing activities decreased to $1,404,513 for the three months ended March 31, 1997 from $1,860,598 for the three months ended March 31, 1996. This decrease is primarily due to a decrease in proceeds from the revolving lines of credit and term loans.

Liquidity and Capital Resources

For the three months ended March 31, 1997, the Company had an operating loss and has experienced continued short term liquidity concerns.

The Company devoted substantial amounts of cash to acquisition activities for the Transaction. The Company raised over $3,000,000 in subordinated debt during 1996 and early 1997 (including $735,000 raised in January, 1997) to pay for the costs of the Transaction. Because approximately $500,000 of Transaction costs were not funded, accounts payable were aged beyond their terms. It was the intention of the Company to pay all outstanding debt and past-due payables upon the closing of the Transaction. Due to the significant resources devoted to the Transaction and the subsequent repudiation by Donald F. Smith and GS Roofing, et al, the Company's ability to repay debt, pay past-due accounts payable, finance needed capital projects and continue operations has been gravely impaired.

The Company has a working capital deficit of $6,845,519. This deficit is primarily due to the short-term classification of the 1996 D Notes, the 1996 E Notes and the Canadian Facility. The 1996 D and 1996 E Notes are classified as current debt due to their respective maturity dates during 1997. The Company has requested a waiver of certain debt covenants from Laurentian Bank of Canada related to its term note agreement, as of the date of this report, the Company had not received the waiver. Therefore, the Company has reclassified all of the term note agreement as current debt of the Consolidated Balance Sheet.

After having been idled for two years by its previous owners, the Thorold Mill needed extensive capital improvements, additions, and repairs. These necessary capital improvements, additions and repairs were partially financed. However, since the plant was idled while the improvements were made, there was no production. The Company's cash resources were limited and consequently the balance of the project was financed by increasing current liabilities. The capital improvements continued through April, 1996. Upon restarting the Thorold Mill in July, 1996, several repairs were necessary to the paper line in order to operate. As a result of these repairs, no salable production or cash flow was generated by the Thorold Mill. These unfunded costs resulted in an increase of accounts payable and accrued liabilities.

The Company began several capital improvement projects to the Stephens Mill in 1995 that extended into June, 1996. The improvements and additions made were necessary to meet regulatory requirements. These improvements were only partially financed by debt, the remaining was funded using trade credit.

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

The above factors have led to the Company's working capital deficit. Management has continued to monitor its operational realignment that was implemented during 1994 that included (a) head count reductions, (b) use of lower cost raw material vendors, (c) obtaining alternative lower cost raw materials sourcing and (d) a preventative maintenance program to reduce downtime and repairs. The Company must continue to monitor operations and identify and implement capital projects that will improve efficiencies and lower costs. While the Company continues to monitor its program of operational realignment and cost reductions, however, there can be no assurance that such cost reductions will allow the Company to achieve profitability.

During November and December, 1996, the Company issued $1,575,000 in aggregate principal amount of Original Issue Discount Notes (the "1996 E Notes") to sixteen investors represented by BlueStone. On January 21, 1997, the Company issued an additional $735,000 in aggregate principal amount of the 1996 E Notes to six investors. The maturity date of the 1996 E Notes by agreed extension was 5/19/97. The proceeds of the 1996 E Notes were used for Transaction costs and/or working capital needs. On May 16, 1997, the Company paid approximately $2,000,000 to BlueStone, the agent for the 1996 E noteholders, in repayment and retirement of the 1996 E Notes. Management has negotiated an agreement in principle to retire the remaining balance of this indebtedness by June 30, 1997.

On March 15, 1997, the Company issued $579,532 in aggregate principal amount of
10.25 % Subordinated Notes (the "1997 Notes") to an international investor. The 1997 Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1997. The proceeds of the 1997 Notes were used for working capital needs.

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

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including profitable operation of both Plants, penetration of existing and new markets at a profitable margin and volume levels and cash liquidity.

Management is currently pursuing various strategies in order to provide needed liquidity, finance the acquisition of a saturating plant in Georgia and provide financing for capital projects. Management believes that negotiations regarding restructuring existing debt and obtaining new debt and/or equity financing are vital to continuing operations. Pursuant to this view, Management is in discussion with the 1996 D noteholders to extend the maturity date of the notes to December 31, 1998. As the Company has been able to retire a substantial amount of the 1996 E Notes, Management believes that it has eliminated the threat of foreclosure. Management is currently in discussions with BlueStone to provide interim bridge financing and to continue to work with the Company in its acquisition strategy including the saturating plant in Georgia. In addition, Management is in discussions with affiliated subordinated debt holders to convert some or all of their debt into equity (common stock) of the Company. If achieved, the conversion of outstanding affiliated debt would result in significant savings of cash interest payments and interest expense

While the Company devoted substantial amounts of cash to acquisition activities, accounts payable and other current liabilities increased. Management is aware that the Company will need to raise money in order to reduce accounts payable. Discussions and presentations are being made by Management to various banks and financial institutions to obtain financing for potential plant acquisitions, capital improvement projects and short-term working capital. If the Company is successful in acquiring a saturated felt plant located in Georgia, management believes that the acquisition of this plant will absorb allocated costs of administration and provide an additional source of cash. During the previous eighteen months, Management has identified several capital improvement projects that would allow the Stephens Mill and Thorold Mill to operate more efficiently with significant cost savings and greater production capacity. Management believes that these improvements are necessary to be competitive and provide adequate margins that would allow the Company to operate at a profit. The ability to extend maturity dates will allow the Company to focus on immediate and near-term projects that will improve the operating efficiency, thereby giving the Company the ability to generate a positive cash flow that will allow for future debt repayments.

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

If the Company is successful in acquiring a saturating plant located in Georgia, management believes that it would provide several benefits to the Company. The Company's existing dry felt mills can supply the total quantity needed for saturation operations. This will provide the saturating plant a less expensive source of dry felt. The Company believes that this potential acquisition would allow for one of the more vertically integrated companies in the roofing industry. The Company believes that if this acquisition can be made, it would allow cost savings and the ability to allocate certain administrative costs thereby reducing the existing mills cost structure. In addition, the Georgia saturating plant is strategically located for the Southeast region. Due to the level of storm activity and hurricanes in recent history, there are several proposals before legislative bodies that will require enhanced building code requirements. This is ideal for the Company's value added product, Lighting Fast Felt.

Management believes some, if not all, of the above mentioned strategies will allow the Company to obtain sufficient working capital and acquisition financing to continue with its plan of growth through acquisitions. However, there can be no assurance that any of these objectives will be achieved.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

On April 25, 1996, the Company signed an agreement to combine in a merger transaction (the Transaction) with the indirect parent corporation of one of the largest privately-owned manufacturers of asphalt shingles and built up roofing (GS Roofing). The closing of the Transaction had been extended in writing by mutual agreement of the parties to April 21, 1997, provided that (i) a Registration Statement required to raise the equity component of the financing required for closing was filed with the Securities and Exchange Commission (which document was filed with the Securities and Exchange Commission December 26, 1996) and (ii) the merger became effective on or before April 21, 1997 or within incremental five business day periods of time thereafter so long as bona fide marketing efforts were being conducted by the underwriters with a view to such Registration Statement becoming effective on or before April 30, 1997.

On or about February 4, 1997, via facsimile transmission, the President of GS Roofing, Donald F. Smith, sent a notice to the Company of his and resultantly, GS Roofing's repudiation of the Transaction. Subsequent to that date, the Company made protracted attempts to reinstate the Transaction, without success. Accordingly, management ultimately retained counsel and filed suit against Newgen Holdings, Inc., Gen Holdings, Inc., GS Roofing Products Company, Inc., Donald F. Smith and Maredon-I, Ltd. alleging, among other things, a breach of contract by the defendants resulting from the defendants' wrongful repudiation of the binding agreements between the Company and the defendants providing for the Transaction, which action by the defendants severely impaired the Company's ability to complete the equity and debt offerings which were a critical part of the Transaction. The lawsuit is in the preliminary stages and pre-trial discovery has not yet commenced. Accordingly, the Company is unable at present to express any opinion regarding the probable outcome of this litigation.

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

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         In connection with the Transaction referred to in Item 1 of this PART II above, the Company received bridge financing from its underwriter, BlueStone. As is customary with bridge financing, both the Company and the 1996 E noteholders contemplated payment of the bridge notes out of the debt and equity financing of the Transaction. Subsequent to December 31, 1996, and following repudiation of the Transaction by Donald F. Smith and GS Roofing, et al, the Company received a demand notice from BlueStone accelerating the due date of the 1996 E Notes to April 3, 1997 from April 25, 1997. Subsequently, the Company negotiated an extension of time to May 19, 1997 within which to remedy the default and repay the 1996 E Notes. On May 16, 1997, the Company had repaid approximately $2,000,000 of the 1996 E Notes and management has negotiated an agreement in principle to retire the remaining balance of this indebtedness by June 30, 1997.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

     (1) On or about January 21, 1997, the Company issued an additional $735,000 in aggregate principal amount of 1996 E Notes, bringing the total of the 1996 E Notes issued by the Company to $2,310,000. See Item 3 of this PART II above for the current status of the 1996 E Notes as of the date of this report.

     (2) In March and April, 1997, the Company issued $579,532 in aggregate principal amount of 10.25% Subordinated Notes (the "1997 Notes") to an international investor. The 1997 Notes mature on December 31, 1998 and interest is payable thereon quarterly. The proceeds of the 1997 Notes were used for working capital needs.

     (3) In April and May, 1997, a wholly-owned subsidiary of the Company issued $2,550,000 in aggregate amount of 10.25% Subordinated Promissory Notes (the "1997 B Notes") to ten international investors. The 1997 B Notes mature on December 31, 1997 and interest is payable thereon quarterly. the principal use of the proceeds of the 1997 B Notes was and is to pay down and retire the 1996 E Notes.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

         4.1 Copy of the Company's 1996 E Notes ($735,000 in aggregate principal amount) issued in January, 1997 (filed as Exhibit 4.18 to Company's 1996 Form 10-K, and incorporated herein by reference).

         4.2 Copy of the Warrants of the Company issued in January, 1997 to holders of the Company's 1996 E Notes issued contemporaneously therewith covering the right to purchase, in the aggregate, 105,000 shares of the Company's Common Stock (filed as Exhibit 4.19 to Company's 1996 Form 10-K, and incorporated herein by reference).

         4.3 Copy of the Company's 1997 Notes ($579,532 in aggregate principal amount) issued in March and April, 1997.

         27  Financial Data Schedule

     (b) Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1997:

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                       STRIKER INDUSTRIES, INC.



DATE:      May 20, 1997                BY: David A. Collins
       -------------------------           -----------------------------------
                                           David A. Collins
                                           Chief Executive Officer






DATE:      May 20, 1997                BY: Matthew D. Pond
       -------------------------           -----------------------------------
                                           Matthew D. Pond
                                           Chief Financial Officer

                               INDEX TO EXHIBITS


EXHIBIT
NUMBER    DESCRIPTION
-------   -----------
 4.1      Copy of the Company's 1996 E Notes ($735,000 in aggregate principal amount) issued in January, 1997 (filed as Exhibit 4.18 to Company's
          1996 Form 10-K, and incorporated herein by reference).

 4.2 Copy of the Warrants of the Company issued in January, 1997 to holders of the Company's 1996 E Notes issued contemporaneously therewith covering the right to purchase, in the aggregate 105,000 shares of the Company's Common Stock (filed as Exhibit 4.19 to
          Company's 1996 Form 10-K, and incorporated herein by reference).

 4.3 Copy of the Company's 1997 Notes ($579,532 in aggregate principal amount) issued in March and April, 1997.

 27       Financial Data Schedule