Form 10-Q
period 1997-06-30
STRIKER INDUSTRIES INC
filed 1997-08-19
CIK 352944

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q


        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the Quarterly Period Ended June 30, 1997

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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of August 14, 1997, there were 4,756,188 shares of Common Stock, par value $0.50 per share, outstanding and no shares of Preferred Stock, par value $0.50 per share, were outstanding.

     INDEX TO QUARTERLY REPORT ON FORM 10-Q


PART I.     FINANCIAL INFORMATION                            PAGE NO.
                                                             --------
Item 1.     Financial Statements

            Consolidated Balance Sheet                            3

            Consolidated Statements of Operations                 4

            Consolidated Statements of Cash Flows                 5

            Notes to Consolidated Financial Statements            6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations        15


PART II.    OTHER INFORMATION


Item 1.     Legal Proceedings                                    23

Item 2.     Changes in Securities                                23

Item 3.     Defaults Upon Senior Securities                      24

Item 4.     Submission of Matters to a
            Vote of Security Holders                             25

Item 5.     Other Information                                    25

Item 6.     Exhibits and Reports on Form 8-K                     26


SIGNATURES                                                       27

PART I - FINANCIAL INFORMATION

Item 1: Financial Statements


                   STRIKER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS

                             For the Period Ending

                                                                    June 30,      December 31,
                                                                      1997            1996
                                                                  ------------    ------------
                          Assets

Current assets:
   Cash and cash equivalents                                      $     10,581         292,485
   Cash, restricted as to use                                          360,000         360,000
   Accounts receivable:
      Trade                                                            126,376         492,533
      Other, net of bad debt allowance of 489,671
        and 489,671 for June 30, 1997 and
        December 31, 1996, respectively                                672,047          45,067
   Inventories:
      Raw materials                                                     26,728          25,221
      Finished goods                                                   220,695         210,301
   Prepaid expenses and other current assets                           227,977         418,958
                                                                  ------------    ------------
               Total current assets                                  1,644,404       1,844,565

Property and equipment, net                                         15,647,609      15,943,490

Deferred costs and other, net                                        1,249,562       1,412,411
                                                                  ------------    ------------
               Total assets                                       $ 18,541,575      19,200,466
                                                                  ============    ============


           Liabilities and Stockholders' Equity

Current liabilities:
   Trade accounts payable                                         $  3,127,853       2,524,519
   Accrued liabilities                                                 947,930         932,515
   Revolving line of credit                                            589,814         529,950
   Current portion of long term debt                                 2,621,500       3,463,950
   Current obligations under capital leases                             21,244          35,962
                                                                  ------------    ------------
               Total current liabilities                             7,308,341       7,486,896

Long-term liabilities:
   Subordinated notes payable                                        8,967,532       5,300,000
   Term loans, net of current portion                                       --         534,650
   Capital lease obligation                                             15,969          18,750
                                                                  ------------    ------------
               Total long-term liabilities                           8,983,501       5,853,400
                                                                  ------------    ------------

Stockholders' equity:
   Preferred stock, $.20 par value, 5,000,000 shares
      authorized, none issued                                               --              --
   Common stock, $0.50 par value, 25,000,000 shares authorized,
      4,756,188 and 4,756,188 shares issued, respectively            2,184,913       2,184,913
   Stock subscriptions receivable                                     (275,000)       (275,000)
   Additional paid-in capital                                       14,098,118      14,098,034
   Accumulated deficit                                             (13,599,019)     (9,988,500)
   Foreign currency translation adjustment                             (84,279)        (84,277)
   Less treasury stock at cost; 4,800 shares                           (75,000)        (75,000)
                                                                  ------------    ------------
               Total stockholders' equity                            2,249,733       5,860,170

Commitments and contingencies
                                                                  ------------    ------------
               Total liabilities and stockholders' equity         $ 18,541,575      19,200,466
                                                                  ============    ============


See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

          For the quarter and six months ended June 30, 1997 and 1996



                                             Quarter ended June 30,         Six Months ended June 30,
                                          ----------------------------    ----------------------------
                                              1997            1996            1997            1996
                                          ------------    ------------    ------------    ------------
Revenues                                  $    725,566       1,669,712       1,495,137       3,062,461

Cost of sales                                  986,857       1,498,748       2,347,807       2,942,017
                                          ------------    ------------    ------------    ------------

           Gross margin                       (261,291)        170,964        (852,670)        120,444

Selling, general and
  administrative expenses                      819,965         462,851       1,773,589         835,606
                                          ------------    ------------    ------------    ------------

           Operating loss                   (1,081,256)       (291,887)     (2,626,259)       (715,162)
                                          ------------    ------------    ------------    ------------

Other income (expense):
  Interest expense, net                       (457,753)       (147,415)       (984,260)       (240,600)
  Other income                                      --              --              --              --
                                          ------------    ------------    ------------    ------------

           Loss before income taxes and
              extraordinary item            (1,539,009)       (439,302)     (3,610,519)       (955,762)

Income taxes                                        --              --              --              --
                                          ------------    ------------    ------------    ------------

           Net loss before
             extraordinary item             (1,539,009)       (439,302)     (3,610,519)       (955,762)
                                          ------------    ------------    ------------    ------------

Extraordinary item, gain
  on extinguishment of debt                         --              --              --              --
                                          ------------    ------------    ------------    ------------

           Net income (loss)              $ (1,539,009)       (439,302)     (3,610,519)       (955,762)
                                          ============    ============    ============    ============

Income (loss) per common share:
  Loss before extraordinary item          $       (.32)           (.09)           (.76)           (.20)
W  Extraordinary item                                --              --              --              --
                                          ------------    ------------    ------------    ------------

  Net income (loss) per common share      $       (.32)           (.09)           (.76)           (.20)
                                          ============    ============    ============    ============


See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the six months ended June 30, 1997 and 1996


                                                                   Six months ended June 30,
                                                                 ----------------------------
                                                                     1997            1996
                                                                 ------------    ------------
Cash flows from operating activities:
    Net income (loss)                                            $ (3,610,519)       (955,762)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
          Depreciation                                                358,944         243,620
          Amortization                                                580,377              --
          Changes in assets and liabilities:
            Increase in accounts receivable                          (260,823)       (523,689)
            (Increase) decrease in inventories                        (11,901)          5,175
            Decrease in prepaid expenses and other
              current assets                                          190,981          43,487
            Increase (decrease) in accounts payable and
              accrued liabilities                                     618,747        (206,230)
                                                                 ------------    ------------

                     Net cash provided by (used) in
                       operating activities                        (2,134,194)     (1,393,399)
                                                                 ------------    ------------

Cash flows from investing activities:
    Purchases of property and equipment                              (138,063)       (591,618)
    Proceeds from disposition of property and equipment                75,000              --
    Increase in deferred acquisition costs                                 --        (564,734)
                                                                 ------------    ------------

                     Net cash used in investing activities            (63,063)     (1,156,352)
                                                                 ------------    ------------

Cash flows from financing activities:
    Proceeds received from issuance of common stock                        --         200,000
    Proceeds from revolving lines of credit                         1,807,562       2,871,175
    Repayment of revolving lines of credit                         (1,747,614)     (3,107,884)
    Proceeds from fixed asset line of credit                               --         517,500
    Repayments of fixed asset line of credit                         (134,100)       (171,600)
    Repayments of original issue discount notes                    (1,978,000)             --
    Principal payments on capital leases                              (17,499)        (25,212)
    Proceeds received from issuance of common stock subscribed             --         236,000
    Deferred and other costs paid                                    (417,528)       (695,229)
    Proceeds from subordinated notes payable                        4,402,532       2,600,000
                                                                 ------------    ------------

                     Net cash provided by financing activities      1,915,353       2,424,750
                                                                 ------------    ------------

Net increase (decrease) in cash                                      (281,904)       (125,001)

Cash and cash equivalents, beginning of year                          292,485         141,557
                                                                 ------------    ------------

Cash and cash equivalents, end of year                           $     10,581          16,556
                                                                 ============    ============


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

Interim Financial Information

The consolidated interim financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1997, the consolidated results of operations for the quarter and six months ended June 30, 1997 and 1996 and the cash flows for the six months ended June 30, 1997 and 1996.

Earnings (Loss) Per Common Share

During May, 1997, the Company's shareholders approved a 1-for-2.5 reverse stock split. For consistency, the number of shares used in computing the earnings
(loss) per share for the quarter and six months ended June 30, 1996 has been restated as if the reverse stock split had been in effect for all historical periods.

The computation of earnings or loss per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings (loss) per share was 4,756,188 and 4,756,188 for the three and six months ended June 30, 1997, respectively, and 4,746,188 and 4,686,188 for the three and six months ended June 30, 1996, respectively. Primary and fully diluted earnings per share are the same for each of these years.

Cash Flow Information

For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments which mature within three months of their date of purchase.

2. PROPERTY AND EQUIPMENT, NET:

The Company's property and equipment consisted of the following:


                                                    June 30,    December 31,
                                    Useful Life       1997          1996
                                    -----------   -----------   -----------
Machinery, equipment and vehicles   5 - 12 years  $16,100,268   $15,993,022
Buildings                           25 years          747,409       807,229
Computer and office equipment       5 years           737,956       728,092
Land improvements                   5 years           266,533       260,760
Machinery, equipment and vehicles
  under capital leases              2 - 5 years       139,266       139,266
Spare parts                                           274,472       274,472
Land                                                  150,000       150,000
                                                  -----------   -----------
                                                   18,415,904    18,352,841
Less- Accumulated depreciation
      and amortization                             (2,768,295)   (2,409,351)
                                                  -----------   -----------
                                                  $15,647,609   $15,943,490
                                                  ===========   ===========

3. DEFERRED COSTS AND OTHER, NET:

The Company's deferred costs and other, net, consisted of the following:


                                                         June 30,    December 31,
                                                           1997         1996
                                                        ----------   -----------
Deferred financing costs, net                           $1,143,594   $1,344,297
Deposits                                                    88,151       47,751
Patents                                                     25,029       25,029
Less- Accumulated amortization - patents                    (7,212)      (4,666)
Organization costs                                          78,025       78,025
Less- Accumulated amortization - organizational costs      (78,025)     (78,025)
                                                        ----------   ----------
                                                        $1,249,562   $1,412,411
                                                        ==========   ==========

4. DEBT:

The Company's debt consisted of the following at:


                                                         June 30,    December 31,
                                                           1997         1996
                                                       -----------   -----------
Subordinated notes payable, 10.25% due 12/31/98        $ 8,967,532   $ 5,300,000
Subordinated notes payable @ 13% interest, due the
  earlier of (i) 5/15/97, or (ii) the closing of
  any public or private debt or equity financing
  exceeding $10.5 million                                  798,000       798,000
Original Issue Discount Notes due the earlier of
  (i) 4/25/97, or (ii) the closing of any public
  or private debt or equity financing exceeding
  $10.5 million                                            332,000     1,575,000
Stephens:
  Term loan, prime (8.25%) +3.5%, due 5/31/98              593,750       652,850
  Revolving line of credit, prime + 3.5%                   224,939       164,148
Canadian Facility:
  Term loan, prime (6.5%) +2.5%, due 4/01/01               897,750       972,750
  Revolving line of credit, prime +2.5%                    364,874       365,802
Capitalized lease obligations bearing interest at
  rates from 10% to 18% maturing between 1996 and
  2000, secured by underlying machinery, vehicles
  and computer equipment.                                   37,213        54,712
                                                       -----------   -----------
                                                        12,216,058     9,883,262
Less-Current maturities and revolving lines of credit   (3,232,557)   (4,029,862)
                                                       -----------   -----------
                                                       $ 8,983,501   $ 5,853,400
                                                       ===========   ===========

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

As of the date of this report, the Company is in default for non-payment of July, 1997 principal and interest on the Stephens Facility. The Company has not received any notice from the Stephens Facility lender. Management does not anticipate any notice or action from the lender. Consequently, the entire Stephens Facility has been classified as current debt for the period ended
June 30, 1997.

On July 28, 1995, the Company's Canadian Subsidiary, Striker Paper Canada, Inc. ("Striker Canada"), entered into a financing agreement with a Canadian lender consisting of a term loan based upon the liquidation value of certain of Striker Canada's fixed assets and a revolving line of credit based upon eligible accounts receivable (collectively "the Canadian Facility"). Advances under the Canadian Facility are limited to $2,000,000 Canadian in the aggregate and bear interest at Canadian prime plus 2.5%. At December 31, 1996 and June 30, 1997, Striker Canada was not in compliance with certain covenants of the Canadian Facility, subsequently, the Company had reclassified the entire Canadian Facility as current debt for the year ended December 31, 1996 and the period ended June 30, 1997. On August 11, 1997, the Company signed a Forbearance agreement with the Canadian lender to waive demand rights, subject to certain provisions, for a period of three years beginning August 1, 1997. As part of the Forbearance agreement, Striker Canada has agreed to prepay, on or before August 29, 1997, principal and interest through February, 1998.

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

On July 10, 1996, a wholly-owned subsidiary of the Company issued $1,500,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1996 C Notes") to nine international investors. The 1996 C Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1996. The proceeds of the 1996 C Notes were used for Transaction costs and/or working capital needs.

A wholly-owned subsidiary of the Company issued $798,000 in aggregate principal amount of Subordinated Notes (the "1996 D Notes") dated October 28, 1996 to several investors. Management is presently in communication with the 1996 D noteholders regarding implementation of the issuance to them, in full payment, cancellation and exchange for the 1996 D Notes, of Warrants to purchase shares of Common Stock of the Company, in accordance with the provisions of the letter agreement between the Company and each noteholder attached as Exhibit A to each of the 1996 D Notes.

In December, 1996 and January, 1997, the Company issued $2,310,000 in aggregate principal amount of Original Issue Discount Notes (the "1996 E Notes") to twenty-one investors. The maturity date of the 1996 E Notes by agreed extension was 5/19/97. As a result of the repudiation of the Transaction (see Note 5 to the Notes to Consolidated Financial Statements), the 1996 E Notes were in default. However, on May 16, 1997, $1,978,000 was repaid and the remaining balance thereof, by agreement in principle, was to be paid by June 30, 1997. The Company was unable to make any payments to reduce or retire the remaining balance as of the date of this report. The Company is in default of the terms of the 1996 E Notes. In addition, in conjunction with other financing needs, the Company is attempting to raise funds to retire the balance remaining due on the

1996 E Notes. The proceeds of the 1996 E Notes were used for Transaction costs and/or working capital needs.

In February, March and April, 1997, the Company issued $643,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1997 A Notes") to two international investors. The 1997 A Notes mature on December 31, 1998 and interest is payable thereon quarterly. The proceeds of the 1997 A Notes were used for working capital needs.

In April and May, 1997, a wholly-owned subsidiary of the Company issued $2,550,000 in aggregate amount of 10.25% Subordinated Promissory Notes (the "1997 B Notes") to ten international investors. The 1997 B Notes mature on December 31, 1997 and interest is payable thereon quarterly. The principal use of the proceeds of the 1997 B Notes was to pay down the 1996 E Notes.

In June, 1997, a wholly-owned subsidiary of the Company issued $475,000 in aggregate amount of 10.25% Subordinated Promissory Notes (the "1997 C Notes") to three international investors. The 1997 C Notes mature on December 31, 1998 and interest is payable thereon quarterly. The proceeds of the 1997 C Notes was for working capital needs.

At June 30, 1997, there were no amounts available under the lines of credit.

Interest paid for the three and six months ended June 30, 1997 was $65,319 and $115,914, respectively, and interest paid for the three and six months ended June 30, 1996, was $74,887 and $171,021, respectively.

5. COMMITMENTS AND CONTINGENCIES:

Contingencies

On April 25, 1996, the Company signed an agreement to combine in a merger transaction (the Transaction) with the indirect parent corporation of one of the largest privately-owned manufacturers of asphalt shingles and built up roofing (GS Roofing Products Company, Inc.). The closing of the Transaction had been extended in writing by mutual agreement of the parties to April 21, 1997, provided that (i) a Registration Statement required to raise the equity component of the financing required for closing was filed with the Securities and Exchange Commission (which document was filed with the Securities and Exchange Commission December 26, 1996) and (ii) the merger became effective on or before April 21, 1997 or within incremental five business day periods of time thereafter so long as bona fide marketing efforts were being conducted by the underwriters with a view to such Registration Statement becoming effective on or before April 30, 1997.

On or about February 4, 1997, via facsimile transmission, the President of GS Roofing, Donald F. Smith, sent a notice to the Company of his and GS Roofing's repudiation of the Transaction. Subsequent to that date, the Company made protracted attempts to reinstate the Transaction, without success. Accordingly, management ultimately retained counsel and filed suit against Newgen Holdings, Inc., Gen Holdings, Inc., GS Roofing Products Company, Inc., Donald F. Smith and Maredon-I, Ltd. alleging, among other things, a breach of contract by the defendants resulting from the defendants' wrongful repudiation of the binding agreements between the Company and the defendants providing for the Transaction, which action by the defendants severely impaired the Company's ability to complete the equity and debt offerings which were a critical part of the Transaction. The lawsuit is in the preliminary stages of pre-trial discovery. Accordingly, the Company is unable at present to express any opinion regarding the probable outcome of this litigation.

In connection with the Transaction, the Company received bridge financing from its underwriter, BlueStone Capital Partners, L.P. (BlueStone). As is customary with bridge financing, both the Company and the 1996 E noteholders contemplated payment of the bridge notes out of the debt and equity financing of the Transaction. During the quarter ended March 31, 1997, and following repudiation of the Transaction by Donald F. Smith and GS Roofing, et al, the Company received a demand notice from BlueStone accelerating the due date of the 1996 E Notes to April 3, 1997 from April 25, 1997. The 1996 E Notes are secured by a second and subordinate lien and security interest on the assets of each of the Company's U.S. subsidiaries, including its Stephens, Arkansas plant, junior in priority to the lien on the same assets held by its senior lender. The 1996 E Notes are also guaranteed by each of the Company's U.S. subsidiaries. On May 16, 1997, the Company paid $1,978,000 of the total owed under the terms of the 1996 E Notes. Management had negotiated an extension in principle to extend the due date to pay the balance of this indebtedness to June 30, 1997. The Company was unable to make any further payments to reduce or retire the remaining balance as of the date of this report. The Company is in default of the terms of the 1996 E Notes. The Company is attempting to raise funds for various needs including the retirement of the balance of the 1996 E Notes.

In conjunction with the work performed on the closed water loop system, the Company removed dirt and sludge from the bottom of the filtering ponds at the Stephens Mill. The dirt and sludge removed from the filtering ponds were placed on an isolated area of land at the mill. The Company notified the Arkansas Department of Pollution Control and Environment ("ADPCE) and requested approval for clean-up. The Company received approval form the ADPCE to re-cover and cap the sludge, without requirement for any digging up or removal of any thereof. The Company began work on capping the sludge August 2, 1996. The physical work is complete. The Company's environmental consultants are completing the paperwork necessary for the ADPCE to review and approve. The Company anticipates that this project will be complete in all regards by November 15, 1997. The work being performed will bring the Company in compliance with provisions of the ADPCE landfill permit.

Commitments

During 1995, the Company entered into sales contracts (the Sales Contracts) with three of its major customers. Under terms of the Sales Contracts, the customers were required to purchase at least 1,900 tons of dry felt each month, in the aggregate, for a period of eighteen months at prices based in part upon the mix of raw materials used in the manufacture of the dry felt and the quoted market price of the raw materials. During the fourth quarter of 1996, the Sales Contracts terminated. One of the three contract customers renewed its contract for an additional period of twelve months with no change in terms.

Toward the end of the second quarter of 1997, the Company suspended operations at the Stephens Mill due to a shortage of cash stemming from repayment of approximately $2,000,000 of the 1996 E Notes (see Note 4 to the Notes to Consolidated Financial Statements). This shortage of cash prevented the implementation of needed repairs and maintenance to the Mill's machinery and equipment. As a result of this suspension of operations, the Company was unable to supply its contract customer any product. Management understands that the contract customer has been able to procure supplies from alternative sources at market prices. Consequently, Management does not believe that any legal consequences will result from its inability to comply with the contract.

Upon a resumption of operations, Management believes that there will be a sufficient market for its product and that the Company will be able to sell its total production to existing and potential new customers.

6. SUSPENSION OF OPERATIONS AT STEPHENS MILL:

Toward the end of the second quarter, the Company suspended operations at its Stephens Mill. The Stephens Mill had been experiencing a significant level of downtime and required continually increasing repairs and maintenance to operate. Additionally, the Company experienced a shortage of working capital during the quarter as a result of unanticipated required repayment of obligations of the Company directly caused by and resulting from the wrongful repudiation of the Transaction by Don Smith and GS Roofing (See Item 5 above). These circumstances led to a significant reduction in dry felt produced and available for sale. The reduction in dry felt produced (and sold), coupled with unabsorbed production costs, made profitable operations unachievable under the circumstances. In order to minimize the cash drain and accomplish the needed repairs and maintenance to the Stephens Mill machinery and equipment, Management made the decision to suspend operations.

In conjunction with suspending operations at the Stephens Mill, Management is intently reviewing capital improvement projects that would allow the Stephens Mill to regain efficiencies and operate profitably. It is Management's present intention to resume operations at the Stephens Mill in due course, however, resumption of operations is subject to the Company raising the funds necessary to complete the capital improvements and repairs and maintenance that will enable the Stephens Mill to operate efficiently and profitably. While it is Management's intention to endeavor to raise the necessary capital to accomplish its objective, there can be no assurances that it will be successful and that the Stephens Mill will be able to resume operations.

7. CASUALTY LOSSES AT MILLS:

On January 16, 1997, the Company experienced a fire at its Thorold Mill. The fire was caused by an electrical short in the main building which houses the paper line. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The Company immediately contacted its insurance carrier and started planning the rebuilding of the damaged part of the plant and replacement of the fire damaged equipment. The final settlement claim indicated total damage to be approximately $1,500,000. The insurance coverage on the plant and its contents of $5,000,000 proved to be more than adequate to cover all the costs of rebuilding and replacing all fire damage to the plant and equipment. The fire damaged repairs were completed on or about May 30, 1997. The Company has identified additional routine repairs and maintenance that will be necessary prior to start-up. As of the date of this report, the Company anticipates having all the repairs completed and the ability to resume full operations on or about December 31, 1997. The ability of the Company to resume operations will be dependent upon its obtaining of sufficient cash availability for start-up costs, aged payable payments and working capital. In addition, Management will evaluate the market and industry seasonality prior to start-up. Management has estimated that the start-up of the Thorold Mill will require approximately $1,000,000 to $1,500,000 to complete capital projects and to provide working capital. The Company is pursuing several financing options in order to raise the cash necessary to begin operations.

On or about February 25, 1997, the Company's Stephens Mill experienced a severe storm in connection with tornado activity in the region. The Stephens Mill did not suffer any damage from tornadoes; however, the heavy rains associated with the storm damaged the roof covering a section of one the main buildings. The area damaged was not being utilized by the Company at the time. The area is currently partitioned and no activity is allowed in or about the area. During April, 1997, the Company settled the damage claim for $75,000.

On or about May 14, 1997, a fire occurred in a finished goods warehouse at the Stephens Mill. The building, which is isolated and separate from the main Mill building and its contents were completely destroyed. At the time of the fire, there were no finished goods stored in the warehouse, however, a quantity of raw materials stored in the warehouse were destroyed in the fire. In June, 1997, the Company settled its fire damage claim with the insurance company for approximately $122,000. In connection with consideration of any rebuilding of the warehouse, Management is evaluating several structural configuration changes in the building which would maximize operational efficiencies. Rebuilding of the finished goods warehouse would be a part of the capital improvement projects mentioned above.

8. SUBSEQUENT EVENTS:

On July 21, 1997, a Complaint styled Paper Trading International, Inc. vs. Striker Industries, Inc. and Striker Paper Corporation, No. 97-1113, was filed in the United States District Court, Western District of Arkansas, El Dorado Division asserting a cause of action on sworn account against the defendants seeking recovery of approximately $406,000 for goods and merchandise sold, pre-judgment and post-judgment interest, reasonable attorneys' fees and costs. The Company contends that Striker Industries, Inc. is an improper party defendant in this suit and intends to file such pleadings as may be necessary to effect its dismissal and severance therefrom.

During July, 1997, Striker Canada settled its Thorold Mill fire damage claim with the insurance company, which is being applied to payment of the costs of repairing and rebuilding the Thorold Mill. In addition, Management obtained an advance of $150,000 against its ultimate business interruption insurance claim resulting from the Thorold Mill fire. Management anticipates that the business interruption insurance claim will be finalized once the Thorold Mill is restarted and operations have resumed.

In response to a default notice and payment demand received from its Canadian lender on or about July 23, 1997, on August 11, 1997, Striker Canada signed a negotiated Forbearance Agreement with its Canadian lender. Striker Canada agreed to pay all outstanding principal and interest immediately and to prepay six months of principal and interest by August 29, 1997. In exchange for the payments, the Canadian lender has agreed to forbear until September 1, 2000 from taking any further action to enforce its rights under its existing financing and security agreements with Striker Canada. Subject only to Striker Canada's compliance with the provisions of the Forbearance Agreement. Management believes the requirements of the Forbearance Agreement are those customarily in agreements of this nature and that they will be complied with by Striker Canada. The decision to seek a Forbearance agreement was made in order to attract alternative sources of financing.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-Q:

Liquidity and Capital Resources

Although the Company has continued to experience operating losses and liquidity concerns, the Company has been able to make significant progress to survive in the wake of the failed Transaction.

For the six months ended June 30, 1997, the Company has been able to raise approximately $3,700,000 of subordinated debt to fund working capital needs and retire a substantial portion of the 1997 E Notes.

The Company has been proactive with its vendors and has maintained communication. The Company has been able to negotiate with various vendors extended payment plans for approximately $400,000 of accounts payable.

The Company has reached an agreement in principle to extend the maturity date from 1998 to 2005 on approximately $9,000,000 of subordinated debt and reduce the required interest due thereon.

The Company is working with the 1996 D Noteholders to convert their notes into equity (Warrants to purchase common stock).

On August 11, 1997, the Company was able to negotiate a forbearance agreement with its Canadian lender. This agreement limits the ability of the lender to enforce its rights under its existing financing and security agreements with Striker Canada (see Note 8 to the Notes to Consolidated Financial Statements). The Company has identified a potential financial partner in Canada.

These items in and of themselves do not resolve the liquidity issues, however, they demonstrate the commitment of Management and its ability to survive under difficult circumstances.

For the three and six months ended June 30, 1997, the Company had an operating loss and has continued to experience short term liquidity concerns. At June 30, 1997, the Company has a working capital deficit of $5,663,937.

On June 2, 1997, the Company suspended operations at its Stephens Mill. The Stephens Mill had experienced a significant level of downtime and required continually increasing repairs and maintenance to operate. This led to a significant reduction in dry felt produced and available for sale. The reduction in dry felt produced (and sold) coupled with unabsorbed production costs made profitable operations unachievable under the circumstances. In order to stop the cash drain and to preserve the current working condition of the machinery and equipment, Management made the decision to suspend operations.

As of the date of this report, both of the Company's plants are idled. The fire related repairs and rebuilding are complete at the Thorold Mill, however, there are still four to five capital projects that need to be completed prior to start-up. Management has also identified several capital projects that are necessary at the Stephens Mill to improve efficiencies needed for profitable operation. The Company is vigorously pursuing various sources of financing for each plant. Management is committed to seek and obtain the necessary financing to resume operations at both plants, but not to resume operations in either instance until the financing for each plant is in place and the capital projects have been completed.

There have been several events from the prior year that continue to effect the Company. During 1996 and early 1997, the Company devoted substantial amounts of cash to acquisition activities for the Transaction. The Company raised over $3,000,000 in subordinated debt during 1996 and early 1997 (including $735,000 raised in January, 1997) to pay for the costs of the Transaction. Because approximately $500,000 of Transaction costs were not funded, accounts payable were aged beyond their terms. It was the intention of the Company to pay all outstanding debt and past-due payables upon the closing of the Transaction. Due to the significant resources devoted to the Transaction and the subsequent repudiation of the Transaction by Donald F. Smith and GS Roofing, et al, the Company's ability to repay debt, pay past-due accounts payable, finance needed capital projects and continue operations has been gravely impaired.

During late 1995 and throughout 1996, the Company made extensive capital improvements to both plants. The Thorold Mill, after having been idled for two years by its previous owners, needed extensive capital improvements, additions, and repairs. These necessary capital improvements, additions and repairs were partially financed as the Company's financing and cash resources were limited. Consequently, the balance of the project was financed by increasing current liabilities. In addition, there was no production and, consequently, no cash flow generated. Upon restarting the Thorold Mill in July, 1996, several repairs were necessary to the paper line in order to operate. These unfunded costs resulted in an increase of accounts payable and accrued liabilities.

The Company made several capital improvement projects to the Stephens Mill in 1996 which have continued into 1997. The improvements and additions made were necessary to meet regulatory requirements, however, there was no beneficial increase to production. These improvements were only partially financed by debt, the remainder was funded using trade credit.

Management believes that the operations of the Company will be greatly enhanced once the remaining capital projects are completed at the Thorold and Stephens Mills. The identified improvements to the plants will allow production of varying grades of paper (lightweight, medium weight, and heavyweight) more efficiently. This will allow the Company to produce paper for all geographic markets. In addition, the geographic locations of the plants facilitate distribution of products to the midwest, southwest, southeast, and northeast markets. However, for the Company to benefit fully from the improvements made to the plants, the Company must operate the plants at capacity (typically 11.5 months per year). In addition, the Company must maintain the machinery and equipment improved and continue to identify and complete capital projects that will allow the plants to operate at lower costs.

During November and December, 1996, the Company issued $1,575,000 in aggregate principal amount of Original Issue Discount Notes (the "1996 E Notes") to sixteen investors represented by BlueStone. On January 21, 1997, the Company issued an additional $735,000 in aggregate principal amount of the 1996 E Notes to six investors. The maturity date of the 1996 E Notes by agreed extension was May 19, 1997. The proceeds of the 1996 E Notes were used for Transaction costs and/or working capital needs. On May 16, 1997, the Company paid $1,978,000 to BlueStone, the agent for the 1996 E noteholders in partial repayment and retirement of the 1996 E Notes.

In February, March and April, 1997, the Company issued $643,000 in aggregate principal amount of 10.25 % Subordinated Notes (the "1997 A Notes") to two international investors. The 1997 A Notes mature on December 31, 1998 and interest is payable quarterly beginning July 1, 1997. The proceeds of the 1997 A Notes were used for working capital needs.

In April and May, 1997, a wholly-owned subsidiary of the Company issued $2,550,000 in aggregate amount of 10.25% Subordinated Promissory Notes (the "1997 B Notes") to ten international investors. The 1997 B Notes mature on December 31, 1997 and interest is payable thereon quarterly. The principal use of the proceeds of the 1997 B Notes was to pay down the 1996 E Notes.

In June, 1997, a wholly-owned subsidiary of the Company issued $475,000 in aggregate amount of 10.25% Subordinated Promissory Notes (the "1997 C Notes") to three international investors. The 1997 C Notes mature on December 31, 1998 and interest is payable thereon quarterly. The proceeds of the 1997 C Notes was for working capital needs.

Management believes cash generated by operations of both Mills, once the identified capital improvement projects are complete, will adequately fund the cash needs of the Company's operations. To meet working capital requirements and expand its business, the Company will need to borrow additional amounts, obtain an additional third-party credit facility and/or restructure its existing debt. The Company currently has two existing credit lines, consisting of revolving lines of credit and term loans collateralized by receivables, inventories, and fixed assets. The Company is pursuing additional financing arrangements which might include private or public sales of equity or debt securities. However, there can be no assurances that the Company will be able to obtain any additional debt or equity financing.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including profitable operation of both Mills, penetration of existing and new markets at a profitable margin and volume levels and cash liquidity.

Management is currently pursuing various strategies in order to provide needed liquidity, finance the acquisition of a saturating plant in Georgia and provide financing for capital projects. Management believes that negotiations regarding restructuring existing debt and obtaining new debt and/or equity financing are vital to continuing operations. Pursuant to this view, Management is in discussion with the 1996 D noteholders to convert the debt into equity (Warrants to purchase common stock). As the Company has been able to retire a substantial amount of the 1996 E Notes, Management believes that it has eliminated the threat of foreclosure. Management is currently in discussions with BlueStone to provide interim bridge financing and to continue to work with the Company in its acquisition strategy including the saturating plant in Georgia and other potential plants. In addition, Management is in discussions with affiliated subordinated debt holders to extend the maturity date of the debt from 1998 to 2005 and and reduce the required amount of interest payable thereon which, if achieved, the conversion of outstanding affiliated debt would result in significant savings of cash interest payments and interest expense.

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

If the Company is successful in acquiring a saturating plant located in Georgia, management believes that it would provide several benefits to the Company. The Company's existing dry felt mills can supply the total quantity needed for saturation operations. This will provide the saturating plant a less expensive source of dry felt. The Company believes that this potential acquisition would make the Company one of the more vertically integrated companies in the roofing industry. The Company believes that if this acquisition can be made, it would allow cost savings and the ability to allocate certain administrative costs thereby reducing the existing mills cost structure. In addition, the Georgia saturating plant is strategically located for the Southeast region. Due to the level of storm activity and hurricanes in recent history, there are several proposals before legislative bodies that will require enhanced building code requirements. This is ideal for the Company's value added product, Lighting Fast Felt.

Management believes some, if not all, of the above mentioned strategies will allow the Company to obtain sufficient working capital and acquisition financing to continue with its plan of growth through acquisitions. However, there can be no assurance that any of these objectives will be achieved.

Results of Operations


                              Three Months Ended              Six Months Ended
                                  June 30,                         June 30,
                            1997            1996            1997            1996
                        ------------    ------------    ------------    ------------
Revenue                 $    725,566    $  1,669,712    $  1,495,137    $  3,062,461
Cost of Sales                986,857       1,498,748       2,347,807       2,942,017
                        ------------    ------------    ------------    ------------
Gross Margin                (261,291)        170,964        (852,670)        120,444
Selling, general and
  administrative             819,965         462,851       1,773,589         835,606
                        ------------    ------------    ------------    ------------
Operating loss            (1,081,256)       (291,887)     (2,626,259)       (715,162)
Interest expense, net       (457,753)       (147,415)       (984,260)       (240,600)
                        ------------    ------------    ------------    ------------
Net loss before
  income taxes          $ (1,539,009)   $   (439,302)   $ (3,610,519)   $   (955,762)
                        ============    ============    ============    ============


COMPARISON OF QUARTERS ENDED JUNE 30, 1997 AND 1996

Sales for the quarter ended June 30, 1997 were $725,566, a decrease of $944,146 from sales of $1,669,712 for the quarter ended June 30, 1996. The decrease in sales is primarily due to a decrease in the number of units (tons) sold of dry felt. The decrease in the number of tons sold is primarily due to downtime experienced at the Stephens Mill during the quarter ended June 30, 1997.

Gross margin decreased to a negative $261,291 (36.0 percent of total sales for the quarter ended June 30, 1997) from a gross margin of $170,964 (10.2 per cent of total sales for the quarter ended June 30, 1996). The decrease in gross margin is primarily due to the decrease in sales, unabsorbed production overhead and increased repairs and maintenance due to the downtime during the quarter ended June 30, 1997.

Selling, general and administrative expenses increased by $357,114 to $819,965 for the quarter ended June 30, 1997, from $462,851 for the quarter ended June 30, 1996. This increase was primarily due to an increase in legal, professional and other fees associated with the Transaction.

Interest expense, net, increased to $457,753 for the quarter ended June 30, 1997, from $147,415 for the quarter ended June 30, 1996. This increase is due to the interest associated with the additional subordinated notes payable and the amortization of deferred financing costs (amortized as interest expense).

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

Sales for the six months ended June 30, 1997 were $1,495,137, a decrease of $1,567,324 from sales of $3,062,461 for the six months ended June 30, 1996. The decrease in sales is primarily due to a decrease in the number of units (tons) sold of dry felt. The decrease in the number of tons sold is primarily due to significant downtime experienced at the Stephens Mill during 1997.

Gross margin decreased to a negative $852,670 (57.0 percent of total sales for the six months ended June 30, 1997) from a gross margin of $120,444 (3.9 per cent of total sales for the six months ended June 30, 1996). The decrease in gross margin is primarily due to the decrease in sales, unabsorbed production overhead and increased repairs and maintenance due to the downtime during 1997.

Selling, general and administrative expenses increased by $937,983 to $1,773,589 for the six months ended June 30, 1997, from $835,606 for the six months ended June 30, 1996. This increase is primarily due to an increase in legal, professional and other fees expensed as a result of the repudiation of the Transaction by Donald F. Smith and GS Roofing, et al. These costs were capitalized in connection with the Transaction as deferred acquisition costs (See Note 5 to the Consolidated Financial Statements).

Interest expense, net, increased to $984,260 for the six months ended June 30, 1997, from $240,600 for the six months ended June 30, 1996. This increase is due to the interest associated with the additional subordinated notes payable and the amortization of deferred financing costs (amortized as interest expense).

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization.

CASH FLOWS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND JUNE 30, 1996

Cash flows used by operating activities increased to $2,134,194 for the six months ended June 30, 1997 from $1,393,399 for the six months ended June 30, 1996. This increase is primarily due to a significant increase in operating losses partially offset by an increase in accounts payable and accrued liabilities.

Cash flows used by investing activities decreased to $63,063 for the six months ended June 30, 1997 from cash flows used in investing activities of $1,156,352 for the six months ended June 30, 1996. This decrease is primarily due to a reduction in purchases of property and equipment and a reduction in deferred acquisition costs.

Cash flows provided by financing activities decreased to $1,915,353 for the six months ended June 30, 1997 from $2,424,750 for the six months ended June 30, 1997. This decrease is primarily due to the repayment of the 1996 E Notes.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

During the quarter ended June 30, 1997, production of documents by subpoena by parties to the litigation resulting from the wrongful repudiation of the Transaction (see Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 as filed with the Securities and Exchange Commission) occurred, and preliminary pre-trial discovery in the litigation continued.

The Company and its subsidiaries are not parties to any legal proceedings commenced during the quarter ended June 30, 1997, other than claims and disputes arising in the normal course of the conduct of the Company's business, none of which are material and substantially all of which management is endeavoring to settle and resolve in due course by agreement.

See Note 8 to Notes to the Company's Consolidated Financial Statements filed with this Quarterly Report with respect to a Complaint filed subsequent to June 30, 1997 by Paper Trading International, Inc. against the Company and its indirect wholly-owned subsidiary, Striker Paper Corporation, now pending in the United States District Court, Western Division of Arkansas, El Dorado Division.

Item 2. Changes in Securities.

     Effective June 26, 1997, by amendment of its Certificate of Incorporation approved by stockholders of the Company at the Annual Meeting of Stockholders held in Houston, Texas on June 2, 1997 (see Item 4 below) a 1-for-2.5 reverse stock split of issued Common Stock of the Company (including treasury shares and shares reserved for issuance to holder of then outstanding options and warrants) was effected, which amendment increased the par value of the Company's Common Stock from $0.20 to $0.50 per share simultaneously with the reverse split. All fractional shares, no matter how small, were rounded up to the nearest whole share and no stockholder received less than one share as a result of the reverse split. The reverse split did not affect any stockholder's proportionate equity interest in the Company, subject to the provision for the elimination of fractional shares and rounding up to the nearest whole share in every instance. Each outstanding share of the Company's Common Stock after the reverse split is entitled to one vote at each meeting of stockholders, as was the case prior to the reverse split.

Item 3. Defaults Upon Senior Securities.

     In connection with the Transaction referred to in Item 1 of this PART II above, the Company received bridge financing from its underwriter, BlueStone. As is customary with bridge financing, both the Company and the 1996 E noteholders contemplated payment of the bridge notes out of the debt and equity financing of the Transaction. Subsequent to December 31, 1996, and following repudiation of the Transaction by Donald F. Smith and GS Roofing, et al, the Company received a demand notice from BlueStone accelerating the due date of the 1996 E Notes to April 3, 1997 from April 25, 1997. Subsequently, the Company negotiated an extension of time to May 19, 1997 within which to remedy the default and repay the 1996 E Notes. On May 16, 1997, the Company repaid $1,978,000 of the total $2,310,000 of the 1996 E Notes. The Company is currently in default under terms of the 1996 E Notes. The Company does not anticipate any legal action at present with respect to the 1996 E Notes due to the substantial amount of the debt retired on May 16, 1997. In addition, in conjunction with other financing needs, the Company is attempting to raise funds to retire the balance remaining due on the 1996 E Notes.

     See Note 8 to Notes to the Company's Consolidated Financial Statements filed with this Quarterly Report with respect to receipt by the Company's Canadian subsidiary, Striker Paper Canada, Inc., of a default notice and payment demand from its Canadian lender and its resulting negotiation and execution of a Forbearance Agreement with the lender on the terms and conditions stated in Note 8.

Item 4. Submission of Matters to a Vote of Security Holders.

     An Annual Meeting of Stockholders of the Company was held in Houston, Texas on Monday, June 2, 1997 at 10:00 a.m. to elect or re-elect three directors of the Company, consider and act upon a proposal to amend the Certificate of Incorporation of the Company to increase the par value of the issued (but not the authorized and unissued) Common Stock of the Company from $0.20 per share to $0.50 simultaneously with a 1-for-2.5 reverse stock split of the Company's Common Stock, including treasury shares and shares reserved for issuance to holders of options and warrants of the Company outstanding on the effective date of the amendment, and to ratify appointment by the Board of Directors of KPMG Peat Marwick, LLP, as auditors of the Company for the ensuing year. The meeting was held pursuant to proxies solicited on behalf of the Company pursuant to Regulation 14 A under the Securities Exchange Act of 1934, there was no solicitation in opposition to Management's nominees as listed in the Proxy Statement, and all three of such nominees were elected at the meeting. the following table sets forth the number of votes cast for, against or withheld with respect to each matter voted upon at the meeting, including a separate tabulation with respect to each nominee for office:

1. Election of Directors:

                                             For     Against  Withheld
                                             ---     -------  --------
          David A. Collins                6,102,518     0        67
          Matthew D. Pond                 6,102,519     0        66
          William B. Locander             6,102,519     0        66


2. Proposal to amend Certificate of Incorporation to effect a 1-for-2.5 reverse stock split:

                                             For     Against  Withheld
                                             ---     -------  --------
                                          6,102,435    132      18


3. Ratification of appointment of auditors:

                                             For     Against  Withheld
                                             ---     -------  --------
                                          6,102,549    30        6

Item 5. Other Information.


     (1) In April, 1997, the Company issued $93,000 in principal amount of 10.25% Subordinated Promissory Notes (the "1997 A Notes") to an international investor. The 1997 A Notes mature on December 31, 1998 and interest is payable thereon quarterly. The proceeds of the 1997 A Notes were used for working capital needs.

     (2) In April and May, 1997, a wholly-owned subsidiary of the Company issued $2,550,000 in aggregate principal amount of 10.25% Subordinated Promissory Notes (the "1997 B Notes") to ten international investors. The 1997 B Notes mature on December 31, 1998 and interest is payable thereon quarterly. The proceeds were used principally to pay down the 1996 E Notes.

     (3) In June, 1997, a wholly-owned subsidiary of the Company issued $475,000 in aggregate amount of 10.25% Subordinated Promissory Notes (the "1997 C Notes") to four international investors. The 1997 C Notes mature on December 31, 1998 and interest is payable thereon quarterly. The principal use of the proceeds of the 1997 C Notes was for working capital needs.

Item 6. Exhibits and Reports on Form 8-K

     (a) Exhibits:

          3.1 Copy of the Company's Certificate of Amendment to its Certificate of Incorporation filed by the Secretary of State of Delaware on June 26, 1997, effecting a 1-for-2.5 share reverse stock split of Common Stock of the Company.

          4.1 Copy of the Company's 1997 A Notes ($93,000 in aggregate principal amount) issued in April, 1997 (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference).

          4.2 Copy of the Company's 1997 B Notes ($2,550,000 in aggregate principal amount) issued in April and May, 1997.

          4.3 Copy of the Company's 1997 C Notes ($475,000 in aggregate principal amount) issued in June, 1997.

          10.1 Copy of the August 11, 1997 Forbearance Agreement between
               Striker Paper Canada, Inc., Striker Industries, Inc., Laurentian
               Bank of Canada and Ontario Development Corporation.

          27   Financial Data Schedule

     (b) Reports on Form 8-K:

A current report on Form 8-K dated June 16, 1997, reporting the vote of stockholders at the Company's Annual Meeting on June 2, 1997 in favor of amendment of the Company's Certificate of Incorporation to increase the par value per share of issued common stock of the Company (including treasury shares and shares reserved for issuance on the effective date of the amendment to holders of then outstanding options and Warrants of the Company) was filed by the Company during the quarter ended June 30, 1997.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                        STRIKER INDUSTRIES, INC.



DATE: August 19, 1997                   BY: /s/ DAVID A. COLLINS
                                           ------------------------------
                                                David A. Collins
                                                Chief Executive Officer



DATE: August 19, 1997                   BY: /s/ MATTHEW D. POND
                                           ------------------------------
                                                Matthew D. Pond
                                                Chief Financial Officer

                               INDEX TO EXHIBITS



  EXHIBIT
  NUMBER                   DESCRIPTION
  -------                  -----------
   3.1         Copy of the Company's Certificate of Amendment to its
               Certificate of Incorporation filed by the Secretary of State of
               Delaware on June 26, 1997, effecting a 1-for-2.5 share reverse stock split of Common Stock of the Company.

   4.1 Copy of the Company's 1997 A Notes ($93,000 in aggregate principal amount) issued in April, 1997 (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference).

   4.2 Copy of the Company's 1997 B Notes ($2,550,000 in aggregate principal amount) issued in April and May, 1997.

   4.3 Copy of the Company's 1997 C Notes ($475,000 in aggregate principal amount) issued in June, 1997.

   10.1        Copy of the August 11, 1997 Forbearance Agreement between
               Striker Paper Canada, Inc., Striker Industries, Inc., Laurentian
               Bank of Canada and Ontario Development Corporation.

   27          Financial Data Schedule