Form 10-Q
period 1997-09-30
STRIKER INDUSTRIES INC
filed 1997-11-19
CIK 352944

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-Q



      [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

               For the Quarterly Period Ended September 30, 1997

                                       OR

      [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from  _________ to __________.

                         Commission File Number 0-10096


                            STRIKER INDUSTRIES, INC.
              (Exact name of Company as specified in its charter)



                  DELAWARE                                  84-0834953
     (state or other jurisdiction of                     (I.R.S. Employer
       incorporation organization)                     Identification Number)


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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No ___

As of November 19, 1997, there were 4,369,826 shares of Common Stock, par value $0.50 per share, outstanding and no shares of Preferred Stock, par value $0.50 per share, were outstanding.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.                                 FINANCIAL INFORMATION                                PAGE NO.
-------                                 ---------------------                                --------
Item 1.                         Financial Statements

                                Consolidated Balance Sheet                                       3

                                Consolidated Statements of Operations                            4

                                Consolidated Statements of Cash Flows                            5

                                Notes to Consolidated Financial Statements                       6

Item 2.                         Management's Discussion and Analysis of
                                Financial Condition and Results of Operations                   14



PART II.                        OTHER INFORMATION
--------                        -----------------

Item 1.                         Legal Proceedings                                               20

Item 2.                         Changes in Securities                                           20

Item 3.                         Defaults Upon Senior Securities                                 21

Item 4.                         Submission of Matters to a
                                Vote of Security Holders                                        21

Item 5.                         Other Information                                               21

Item 6.                         Exhibits and Reports on Form 8-K                                22


SIGNATURES                                                                                      23
----------

                   STRIKER INDUSTRIES, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS


                                                                           September 30,     December 31,
                               Assets                                          1997             1996
                               ------                                          ----             ----
Current assets:
   Cash and cash equivalents                                            $     10,689           292,485
   Cash, restricted as to use                                                360,000           360,000
   Accounts receivable:
      Trade                                                                   10,428           492,533
      Other, net of bad debt allowance of 489,671
        and 489,671 for June 30, 1997 and
        December 31, 1996, respectively                                      648,135            45,067
   Inventories:
      Raw materials                                                            1,365            25,221
      Finished goods                                                          52,356           210,301
   Prepaid expenses and other current assets                                 317,157           418,958
                                                                        ------------       -----------

               Total current assets                                        1,400,130         1,844,565

Property and equipment, net                                               15,494,787        15,943,490

Deferred costs and other, net                                                862,856         1,412,411
                                                                        ------------       -----------

               Total assets                                             $ 17,757,773        19,200,466
                                                                        ============       ===========


                              Liabilities and Stockholders' Equity
                              ------------------------------------
Current liabilities:
   Trade accounts payable                                               $  3,033,113         2,524,519
   Accrued liabilities                                                     1,182,697           932,515
   Revolving line of credit                                                  442,358           529,950
   Current portion of long term debt                                         675,200         3,463,950
   Current obligations under capital leases                                   14,538            35,962
                                                                        ------------       -----------

               Total current liabilities                                   5,347,906         7,486,896

Long-term liabilities:
   Subordinated notes due 1998                                             7,419,532         5,300,000
   Zero coupon notes due 2005                                              3,025,000                --
   Term loans, net of current portion                                        950,000           534,650
   Capital lease obligation                                                   14,537            18,750
                                                                        ------------       -----------

               Total long-term liabilities                                11,409,069         5,853,400
                                                                        ------------       -----------

Stockholders' equity:
   Preferred stock, $.20 par value, 5,000,000 shares
      authorized, none issued                                                     --                --
   Common stock, $0.50 par value, 25,000,000 shares authorized,
      4,369,826 and 4,369,826 shares issued, respectively                  2,184,913         2,184,913
   Stock subscriptions receivable                                           (275,000)         (275,000)
   Additional paid-in capital                                             14,098,119        14,098,034
   Accumulated deficit                                                   (14,847,957)       (9,988,500)
   Foreign currency translation adjustment                                   (84,277)          (84,277)
   Less treasury stock at cost; 4,800 shares                                 (75,000)          (75,000)
                                                                        ------------       -----------

               Total stockholders' equity                                  1,000,798         5,860,170

Commitments and contingencies
                                                                        ------------       -----------

               Total liabilities and stockholders' equity               $ 17,757,773        19,200,466
                                                                        ============       ===========


See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       For the quarter and nine months ended September 30, 1997 and 1996


                                                          Quarter ended              Nine Months ended
                                                          September 30,                September 30,
                                                   -------------------------     ------------------------
                                                       1997          1996           1997          1996
                                                       ----          ----           ----          ----

Revenues                                           $    11,261     2,042,873      1,506,399     5,105,334

Cost of sales                                          234,960     2,028,688      2,582,767     4,970,706
                                                   -----------    ----------     ----------    ----------


            Gross margin                              (223,699)       14,185     (1,076,368)      134,628

Selling, general and administrative expenses           783,549       787,008      2,557,138     1,622,614
                                                   -----------    ----------     ----------    ----------

            Operating loss                          (1,007,248)     (772,823)    (3,633,506)   (1,487,986)
                                                   -----------    ----------     ----------    ----------

Other income (expense):
   Interest expense, net                              (241,689)     (240,826)    (1,255,949)     (481,424)
   Other income                                             --            --            --             --
                                                   -----------    ----------     ----------    ----------

            Loss before income taxes and
              extraordinary item                    (1,248,937)   (1,013,649)    (4,889,455)   (1,969,410)

Income taxes                                                --            --            --             --
                                                   -----------    ----------     ----------    ----------

            Net loss before extraordinary item      (1,248,937)   (1,013,649)    (4,889,455)   (1,969,410)
                                                   -----------    ----------    -----------    ----------

Extraordinary item, gain on extinguishment
   of debt                                                  --            --            --             --
                                                   -----------    ----------     ----------    ----------

            Net income (loss)                      $(1,248,937)   (1,013,649)    (4,889,455)   (1,969,410)
                                                   ===========    ==========     ==========    ==========


Income (loss) per common share:
   Loss before extraordinary item                $        (.29)         (.23)         (1.12)         (.46)
   Extraordinary item                                       --            --             --            --
                                                 -------------  ------------    -----------   -----------

   Net income (loss) per common share            $        (.29)         (.23)         (1.12)         (.46)
                                                 =============  ============    ===========   ===========




See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30

                                                                                           1997             1996
                                                                                           ----             ----
Cash flows from operating activities:
    Net loss                                                                        $    (4,889,455)      (1,969,410)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
          Depreciation                                                                      505,529          608,542
          Amortization                                                                      717,081               --
          Changes in assets and liabilities:
            Increase in accounts receivable                                                (120,963)      (1,201,722)
            Decrease (increase) in inventories                                              181,801          (52,736)
            Decrease (increase) in prepaid expenses and other current assets                101,801          (84,033)
            Increase in accounts payable and accrued liabilities                            758,776          206,831
                                                                                    ---------------    -------------

                     Net cash provided by (used) in operating activities                 (2,745,430)      (2,492,528)
                                                                                    ---------------    -------------

Cash flows from investing activities:
    Purchases of property and equipment                                                    (131,826)        (968,262)
    Proceeds from disposition of property and equipment                                      75,000               --
    Increase in deferred acquisition costs                                                       --         (691,652)
                                                                                    ---------------    -------------

                     Net cash used in investing activities                                  (56,826)      (1,659,914)
                                                                                    ---------------    -------------

Cash flows from financing activities:
    Proceeds received from issuance of common stock                                              --          200,000
    Proceeds from revolving lines of credit                                               1,837,562        5,148,405
    Repayment of revolving lines of credit                                               (1,895,069)      (5,301,853)
    Proceeds from fixed asset line of credit                                                     --          517,500
    Repayment of fixed asset line of credit                                                (332,400)        (332,400)
    Repayment of original issue discount notes                                           (1,978,000)              --
    Principal payments on capital leases                                                    (25,637)         (40,020)
    Proceeds received from issuance of common stock subscribed                                   --          236,000
    Deferred and other costs paid                                                          (167,528)        (817,529)
    Proceeds from subordinated notes payable                                              5,081,532        4,585,000
                                                                                    ---------------    -------------

                     Net cash provided by financing activities                            2,520,460        4,195,103
                                                                                    ---------------    -------------

Net increase (decrease) in cash                                                            (281,796)          42,661

Cash and cash equivalents, beginning of year                                                292,485          141,557
                                                                                    ---------------    -------------

Cash and cash equivalents, end of year                                              $        10,689          184,218
                                                                                    ===============    =============

Supplemental schedule of noncash investing and financing activities:
    Conversion of 10.25% subordinated notes to zero coupon notes                          3,025,000






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

Interim Financial Information

The consolidated interim financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1997, the consolidated results of operations for the quarter and nine months ended September 30, 1997 and 1996 and the cash flows for the nine months ended September 30, 1997 and 1996.

Earnings (Loss) Per Common Share

During May, 1997, the Company's shareholders approved a 1-for-2.5 reverse stock split. For consistency, the number of shares used in computing the earnings
(loss) per share for the quarter and nine months ended September 30, 1996 has been restated as if the reverse stock split had been in effect for all historical periods.

The computation of earnings or loss per share in each year is based on the weighted average number of common shares outstanding. When dilutive, stock options and warrants are included as share equivalents using the treasury stock method. The number of shares used in computing the earnings (loss) per share was 4,365,026 and 4,365,026 for the three and nine months ended September 30, 1997, respectively, and 4,365,026 and 4,312,248 for the three and nine months ended September 30, 1996, respectively. Primary and fully diluted earnings per share are the same for each of these years.

Cash Flow Information

For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments which mature within three months of their date of purchase.

2.  DEFERRED COSTS AND OTHER, NET:

The Company's deferred costs and other, net, consisted of the following:

                                                                  September 30,           December 31,
                                                                      1997                    1996
                                                                      ----                    ----
Deferred financing costs, net                                    $   818,046             $ 1,344,297
Deposits                                                              28,265                  47,751
Patents                                                               25,029                  25,029
Less - Accumulated amortization - patents                             (8,484)                 (4,666)
Organization costs                                                    78,025                  78,025
Less - Accumulated  amortization - organizational costs              (78,025)                (78,025)
                                                                 -----------            ------------

                                                                 $   862,856            $  1,412,411
                                                                 ===========            ============

3.   DEBT:

The Company's debt consisted of the following at:

                                                                                      September 30,            December 31,
                                                                                          1997                     1996
                                                                                      ------------             ------------

Subordinated notes payable, 10.25% due 12/31/98                                       $  2,521,532             $  1,200,000
West Oxford subordinated notes payable, 10.25% due 12/31/98                              4,100,000                4,100,000
Zero Coupon notes payable, 10.25% due 12/31/05                                           3,025,000
West Oxford subordinated notes payable @ 13%
       interest                                                                            798,000                  798,000
Original Issue Discount Notes due the earlier of (i) 4/25/97, or (ii) the closing of any public or private debt or equity financing exceeding
       $10.5 million                                                                       332,000                1,575,000
Stephens:
       Term loan, prime (8.25%) +3.5%, due 5/31/98                                         564,200                  652,850
       Revolving line of credit, prime + 3.5%                                               76,196                  164,148
Canadian Facility:
       Term loan, prime (6.5%) +2.5%, due 4/01/01                                          729,000                  972,750
       Revolving line of credit, prime +2.5%                                               366,163                  365,802
Capitalized lease obligations bearing interest at
       rates from 10% to 18% maturing between 1996 and 2000, secured by underlying machinery, vehicles and computer equipment.
                                                                                            29,075                   54,712
                                                                                      ------------             ------------
Less-Current maturities and revolving lines of credit                                   12,541,166                9,883,262
                                                                                        (1,132,097)              (4,029,862)
                                                                                      ------------             ------------
                                                                                      $ 11,409,069             $  5,853,400
                                                                                      ============             ============

On September 26, 1997, the Company completed the exchange of a subsidiary's $3,025,000 subordinated notes payable (the STDF Notes) for $3,025,000 in Zero Coupon notes payable. The new discounted subordinated notes payable carry a minimum interest rate of 2.25% with a maximum interest rate of 10.25% solely dependent upon the discretion of the Board of Directors. Principal and accrued interest are due upon maturity of the notes.

During September, 1997, the Company received a default notice and demand for payment from its Stephens term loan and revolver lender ("the Stephens lender"). The Stephens lender issued the default notice for non-payment of outstanding interest on the term loan and the revolver in addition to technical defaults, primarily the suspension of operations at the Stephens Mill (See Note 5 to the Notes To Consolidated Financial Statements). The Company negotiated and signed a Forbearance Agreement with the Stephens lender. As a condition of the Forbearance Agreement, the Company paid all then outstanding principal and interest (See Note 7 to the Notes To Consolidated Financial Statements).

At December 31, 1996, Striker Canada was not in compliance with certain covenants of the Canadian Facility, subsequently, the Company had reclassified the entire Canadian Facility as current debt for the year ended December 31, 1996. On August 11, 1997, the Company signed a Forbearance Agreement with the Canadian lender to waive demand rights for technical default items, namely ratio and financial covenants, for a period of three years beginning August 1, 1997. As of the date of this report and as a condition of the Forbearance Agreement, Striker Canada has paid principal and interest through January, 1998. Beginning in February, 1998, Striker Canada must maintain payments on a current basis going forward for the Forbearance Agreement to remain in effect.

On August 1, 1997, the Company sent the West Oxford 13% subordinated noteholders a written offer giving the noteholders a choice of receiving either (i) 1,333 post-split restricted shares of the Company's Common Stock for each $10,000 or part thereof of debt provided, or (ii) a Warrant to purchase 2,667 post-split restricted shares of the Company's Common Stock for each $10,000 or part thereof of debt provided in payment in full and in cancellation and exchange in either instance for the Notes held by the Subordinated noteholders. This offer is consistent with alternatives contained in the letter agreement attached as Exhibit A to the original Notes. The August 1, 1997 offer does not specify a deadline; however, it is Management's intention to take such further action as is necessary to cause the Notes to be converted into equity as soon as is reasonably practicable.

As a result of the repudiation of the Transaction and its ultimate failure (see
Note 4 to the Notes To Consolidated Financial Statements), the Original Issue Discount Notes were in default. However, during May, 1997, $1,978,000 was repaid and the remaining balance of $332,000, by agreement in principle, was to be paid by June 30, 1997. The Company has been unable to make any payments to reduce or retire the remaining balance as of the date of this report. The Company is in default of the terms of the Original Issue Discount Notes. As of the date of this report, the Company has reached an agreement in principle with BlueStone to repay the outstanding principal balance along with accrued interest of $28,718 and BlueStones' out of pocket legal expenses relating to the Transaction totaling $44,400. The agreement would require the Company to begin making equal monthly payments for a nine month period beginning in November, 1997. The remaining balance of $332,000 of the Original Issue Discount Notes have been classified as current debt at September 30, 1997.

In February, March and April, 1997, the Company issued $643,000 in aggregate principal amount of 10.25 % Subordinated Notes to two international investors. The Notes mature on December 31, 1998 and interest is payable thereon quarterly. The proceeds of the Notes were used for working capital needs.

In April, May and June, 1997, a wholly-owned subsidiary of the Company issued $3,025,000 in aggregate amount of 10.25% Subordinated Promissory Notes (the "STDF Notes") to international investors. The terms of the STDF Notes call for maturity on December 31, 1998 with interest payable quarterly. Approximately $2,000,000 of the proceeds of the STDF Notes was used to pay down the Original Issue Discount Notes. The remaining proceeds were used for working capital needs and to pay $210,000 of the $310,000 in breakup fees as a result of the repudiation of the Transaction (see Note 4 to the Notes To Consolidated Financial Statements). These STDF Notes were exchanged for the Zero Coupon notes payable mentioned above.

In August and September, 1997, the Company issued an additional $679,000 in aggregate principal amount of its 10.25 % Subordinated Notes to international investors. The Notes mature on December 31, 1998 and interest is payable thereon quarterly. The proceeds of the Notes were used for working capital needs.

At September 30, 1997, there were no amounts available under the lines of credit.

Interest paid for the three and nine months ended September 30, 1997 was $21,146 and $137,060, respectively, and interest paid for the three and nine months ended September 30, 1996, was $51,526 and $252,548, respectively.

4.   COMMITMENTS AND CONTINGENCIES:

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

During the quarter ended September 30, 1997, a General Denial of Striker Paper Corporation and a Motion of Separate Defendant, Striker Industries, Inc. to Dismiss for Lack of Personal Jurisdiction were filed in Case No. 97-1113, styled paper Trading International, Inc. v. Striker Industries, Inc. and
Striker Paper Corporation, pending in the United States District Court, Western District of Arkansas, El Dorado Division, and pre-trial discovery commenced.
See Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 as filed with the Securities Exchange Commission for a description of the factual basis alleged to underlie this proceeding and the relief sought. On November 6, 1997, the Court denied the Motion of Striker Industries, Inc. to Dismiss for Lack of Personal Jurisdiction, Striker Industries, Inc. denies all liability of any kind for any involvement in, or for payment of any amount of, the claim made the basis of this legal proceeding and intends to pursue a vigorous defense of this proceeding.

Commitments

During 1995, the Company entered into sales contracts (the Sales Contracts) with three of its major customers. During the fourth quarter of 1996, the Sales Contracts terminated. One of the three contract customers renewed its contract for an additional period of twelve months with no change in terms, set to expire during November, 1997.

On June 2, 1997, the Company suspended operations at the Stephens Mill due to a shortage cash stemming from repayment of approximately $2,000,000 of the Original Issue Discount Notes (see Note 3 to the Notes To Consolidated Financial Statements). This shortage of cash prevented the implementation of needed repairs and maintenance to the Mill's machinery and equipment. As a result of this suspension of operations, the Company was unable to supply its contract customer any product. Management understands that the contract customer has been able to procure supplies from alternative sources at market prices. Consequently, Management does not believe that any legal consequences will result from its inability to comply with the contract.

5.  SUSPENSION OPERATIONS AT STEPHENS MILL:

Toward the end of the second quarter, the Company suspended operations at its Stephens Mill. The Stephens Mill had been experiencing a significant level of downtime and required continually increasing repairs and maintenance to operate. Additionally, the Company has experienced a shortage of working capital during 1997 as a result of unanticipated required repayment of obligations of the Company directly caused by and resulting from the wrongful repudiation of the Transaction (See Item 4 above). These circumstances led to a significant reduction in dry felt produced and available for sale. The reduction in dry felt produced (and sold), coupled with unabsorbed production costs, made profitable operations unachievable under the circumstances. In order to minimize the cash drain and accomplish the needed repairs and maintenance to the Stephens Mill machinery and equipment, Management made the decision to suspend operations.

In conjunction with suspending operations at the Stephens Mill, Management is reviewing capital improvement projects that would allow the Stephens Mill to operate efficiently and profitably. It is Management's present intention to resume operations at the Stephens Mill in due course, however, resumption of operations is subject to the Company raising the funds necessary to complete the capital improvements and repairs and maintenance that will enable the Stephens Mill to operate efficiently and profitably. While it is Management's intention to raise the necessary capital to accomplish its objective, there can be no assurances that it will be successful and that the Stephens Mill will be able to resume operations.

6.   CASUALTY LOSSES AT MILLS:

On January 16, 1997, the Company experienced a fire at its Thorold Mill. The fire was caused by an electrical short in the main building which houses the paper line. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The final settlement claim indicated total damage to be approximately $1,500,000. The insurance coverage on the plant and its contents proved to be more than adequate to cover all the costs of rebuilding and replacing all fire damage to the plant and equipment. The fire damaged repairs were completed on or about May 30, 1997. The Company has identified additional routine repairs and maintenance that will be necessary prior to start-up. As of the date of this report, the Company anticipates having all the repairs completed and the ability to resume full operations on or about January 31, 1998. The ability of the Company to resume operations will be dependent upon its obtaining sufficient cash for start-up costs, aged payable payments and working capital. In addition, Management will evaluate the market and industry seasonality prior to start-up. Management has estimated that the start-up of the Thorold Mill will require approximately $1,000,000 to $1,500,000 to complete capital projects and to provide working capital. As of the date of this report, the Company has signed a letter of intent with a Canadian lender for a $1,500,000 Canadian loan for capital projects and working capital needs at the Thorold Mill (see Note 7 below).

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

On or about May 14, 1997, a fire occurred in a finished goods warehouse at the Stephens Mill. The building, which is isolated and separate from the main Mill building and its contents was completely destroyed. At the time of the fire, there were no finished goods stored in the warehouse, however, a quantity of raw materials stored in the warehouse was destroyed in the fire. In June, 1997, the Company settled its fire damage claim with the insurance company for approximately $122,000. In connection with consideration of any rebuilding of the warehouse, Management is evaluating several structural configuration changes in the building which would maximize operational efficiencies. The rebuilding of the finished goods warehouse would be a part of the capital improvement projects mentioned above.

7.    SUBSEQUENT EVENTS:

In response to a default notice and payment demand on or about September 5, 1997 from the secured lender on the Company's Stephens, Arkansas Mill, the Company signed a negotiated Forbearance Agreement with the lender on October 20, 1997. The Company agreed to pay immediately all outstanding principal and interest then due and to begin making equal monthly payments of principal and interest on the first day of the month commencing November 1, 1997 for a period of approximately three years. In exchange for the payments, the lender has agreed to forbear until the earlier of the receipt of payment in full by the lender in October, 2000 of the last of such equal monthly payments, or until the occurrence of an event of default, as specified in the Forbearance Agreement only (which excludes all existing default or covenant obligations owing to the lender under its existing financing and security agreements with the Company). This Agreement is subject only to the Company's compliance with the provisions of the Forbearance Agreement. Management believes the requirements of the Forbearance Agreement are those customary in agreements of this nature and that they will be complied with the Company. The decision to seek a Forbearance Agreement was made in order to enable the Company attract alternative sources of financing.

On October 26, 1997, the Company signed a letter of intent for a $1,500,000 Canadian loan with a new Canadian lender. The terms call for an initial funding of $1,000,000 Canadian with an additional $500,000 Canadian after the Thorold Mill is operating and certain production requirements are met. As of the date of this report, the new Canadian lender is continuing its due diligence on Striker Canada and has indicated that the initial funding may be made on or about December 10, 1997.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-Q:

Liquidity and Capital Resources

Although the Company has continued to experience operating losses and liquidity concerns, the Company has been able to make progress to survive in the wake of the failed Transaction.

o For the nine months ended September 30, 1997, the Company has raised $4,346,532 of subordinated debt to fund working capital needs and retire a substantial portion of the Original Issue Discount Notes.

o The Company has reached an agreement in principle to extend the maturity date from 1998 to 2005 on approximately $10,000,000 of subordinated debt and reduce the required interest due thereon. As of the date of this report, the Company exchanged $3,025,000 of subordinated debt for $3,025,000 for Zero Coupon notes payable maturing December 31, 2005, with principal and interest due upon maturity.

o The Company is working with the 13% West Oxford Noteholders to convert their notes into equity (Warrants to purchase common stock).

o On August 11, 1997, the Company negotiated a forbearance agreement with its Canadian lender. This agreement limits the ability of the lender to enforce its rights for technical default items, specifically ratio and financial covenants, under its existing financing and security agreements with Striker Canada (see Note 3 to the Notes To Consolidated Financial Statements).

o The Company has signed a letter of intent for a $1,500,000 Canadian loan with a Canadian lender for capital improvement projects and working capital.

o The Company negotiated a forbearance agreement with its Stephens lender.
  This agreement calls for the Company to make equal monthly payments of principal and interest for a period of approximately three years. The Stephens lender agreed to forbear as long as payments are made and the other conditions of the Forbearance Agreement are complied with (See Note 7 to the Notes To Consolidated Financial Statements).

There can be no assurances that the ultimate resolution of the above items, either individually or in the aggregate will be adequate to ensure the existence of the Company as a going concern.

For the three and nine months ended September 30, 1997, the Company had an operating loss and has continued to experience liquidity concerns. At September 30, 1997, the Company has a working capital deficit of $3,947,776.

As of the date of this report, both of the Company's plants are idled. The fire related repairs and rebuilding are complete at the Thorold Mill, however, there are still capital projects that need to be completed prior to start-up. Management has also identified several capital projects that are necessary at the Stephens Mill to begin operations and improve efficiencies needed for profitable operation. The Company is vigorously pursuing sources of financing for each plant. Management is committed to seek and obtain the necessary financing to resume operations at both plants, but not to resume operations in either instance until the financing for each plant is in place and the capital projects have been completed.

There have been several events from the prior year that continue to effect the Company. During 1996 and early 1997, the Company devoted substantial amounts of cash to acquisition activities for the Transaction. The Company raised over $3,000,000 in subordinated debt during 1996 and early 1997 (including $735,000 raised in January, 1997) to pay for the costs of the Transaction. It was the intention of the Company to pay all outstanding debt and past-due payables upon the closing of the Transaction. Due to the substantial amounts of cash used for acquisition activities and the intention to pay all of the payables at closing, accounts payable were aged beyond their terms. Due to the significant resources devoted to the Transaction and the subsequent wrongful repudiation of the Transaction, the Company's ability to repay debt, pay past-due accounts payable, finance needed capital projects and continue operations has been gravely impaired. The Company is actively seeking traditional financing and or industry partnerships to raise money in order to reduce payables, make capital improvements and continue operations.

In February, March and April, 1997, the Company issued $643,000 in aggregate principal amount of its 10.25% Subordinated Notes to two international investors. The new 10.25% Subordinated Notes mature on December 31, 1998 and interest is payable quarterly. The proceeds were used for working capital needs.

In April, May and June, 1997, a wholly-owned subsidiary of the Company issued $3,025,000 in aggregate amount of 10.25% Subordinated Promissory Notes (the "STDF Notes") to international investors. The terms of the STDF Notes call for maturity on December 31, 1998 with interest payable quarterly. Approximately $2,000,000 of the proceeds of the STDF Notes was used to pay down the Original Issue Discount Notes. The remaining proceeds were used for working capital needs and to pay $210,000 of the $310,000 in breakup fees as a result of the repudiation of the Transaction (see Note 4 to the Notes To Consolidated Financial Statements). The $3,025,000 of STDF Notes was exchanged for the Zero Coupon notes payable.

In August and September, 1997, the Company issued an additional $679,000 in aggregate principal amount of its 10.25% Subordinated Notes to international investors. The Notes mature on December 31, 1998 and interest is payable thereon quarterly. The proceeds of the Notes were used for working capital needs.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including profitable operation of both Mills, penetration of existing and new markets at a profitable margin and volume levels and cash liquidity.

Management is currently pursuing various strategies in order to provide needed liquidity, financing for capital projects, and secure financing for identified strategic acquisitions. Management believes that negotiations regarding restructuring existing debt and obtaining new debt and/or equity financing are vital to continuing operations. Management is in discussion with the 13% West Oxford noteholders to convert the debt into equity (Stock or Warrants to purchase common stock). The Company has reached an agreement in principle to extend the maturity date from 1998 to 2005 on approximately $10,000,000 of subordinated debt and reduce the required interest due thereon. As of the date of this report, the Company exchanged $3,025,000 of subordinated debt for $3,025,000 for Zero Coupon notes payable maturing December 31, 2005, with principal and interest due upon maturity, thereby resulting in a significant savings of cash interest payments and interest expense.

Management believes that strategic acquisitions can enhance profitability and increase investor/shareholders' value in the Company. The Company intends to focus on strategic acquisitions in order to grow, gain economies of scale and allocate administrative costs. Management believes that profitability through operational changes, improvements and acquisitions will enhance the Company's access to credit facilities at favorable terms that could be used for growth and consolidation.

Management believes some, if not all, of the above mentioned strategies will allow the Company to obtain sufficient working capital and acquisition financing to continue with its plan of growth through acquisitions. However, there can be no assurance that any of these strategies will be achieved or that the Company will be able to exist as a going concern.

Results of Operations

                                              Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                              1997             1996              1997              1996
                                         -------------     -------------     -------------     ------------
Revenue                                  $    11,261       $ 2,042,873       $ 1,506,399       $ 5,105,334
Cost of Sales                                234,960         2,028,688         2,582,767         4,970,706
                                         -----------       -----------       -----------       -----------
Gross Margin                                (223,699)           14,185        (1,076,368)          134,628
Selling, general and administrative          783,549           787,008         2,557,138         1,622,614
                                         -----------       -----------       -----------       -----------
Operating loss                            (1,007,248)         (772,823)       (3,633,506)       (1,487,986)
Interest expense, net                       (241,689)         (240,826)       (1,255,949)         (481,424)
                                         -----------       -----------       -----------       -----------
Net loss before income taxes             $(1,248,937)      $(1,013,649)      $(4,889,455)      $(1,969,410)
                                         ===========       ===========       ===========       ===========

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1997 AND 1996

Sales for the quarter ended September 30, 1997 were $11,261, a decrease of $2,031,612 from sales of $2,042,873 for the quarter ended September 30, 1996. The decrease in sales is due to a decrease in the quantity of dry felt sold. The decrease in the number of tons sold is due to the suspended operations at the Stephens Mill during the quarter ended September 30, 1997.

Gross margin decreased to a negative $223,699 for the quarter ended September 30, 1997 from a gross margin of $14,185 for the quarter ended September 30, 1996. The decrease in gross margin is due to the unabsorbed fixed production costs and the decrease in sales during the quarter ended September 30, 1997.

Selling, general and administrative expenses decreased by $3,459 to $783,549 for the quarter ended September 30, 1997, from $787,008 for the quarter ended September 30, 1996. This decrease was primarily due to a decrease in payroll and related costs associated with the suspended operations at both Mills, mostly offset by an increase in legal and professional fees.

Interest expense, net, increased to $241,689 for the quarter ended September 30, 1997, from $240,826 for the quarter ended September 30, 1996. This increase is due to the interest associated with the additional subordinated notes payable and the amortization of deferred financing costs.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996

Sales for the nine months ended September 30, 1997 were $1,506,399, a decrease of $3,598,935 from sales of $5,105,334 for the nine months ended September 30, 1996. The decrease in sales is due to a decrease in the of dry felt sold. The decrease in the number of tons sold is due to the suspended operations at the Stephens Mill during the quarter ended September 30, 1997. (See Note 5 to the Notes to the Consolidated Financial Statements).

Gross margin decreased to a negative $1,076,368 (71.4 percent of total sales for the nine months ended September 30, 1997) from a gross margin of $134,628 (2.6 per cent of total sales for the nine months ended September 30, 1996). The decrease in gross margin is primarily due to the decrease in sales, unabsorbed production overhead and increased repairs and maintenance due to the downtime during 1997.

Selling, general and administrative expenses increased by $934,524 to $2,557,138 for the nine months ended September 30, 1997, from $1,622,614 for the nine months ended September 30, 1996. This increase is primarily due to an increase in legal, professional (finance) and $310,000 of break up fees.

Interest expense, net, increased to $1,255,949 for the nine months ended September 30, 1997, from $481,424 for the nine months ended September 30, 1996. This increase is due to the interest associated with the additional subordinated notes payable and the amortization of deferred financing costs.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization.

CASH FLOWS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996

Cash flows used by operating activities increased to $2,745,430 for the nine months ended September 30, 1997 from $2,492,528 for the nine months ended September 30, 1996. This increase is primarily due to a significant increase in operating losses partially offset by an increase in accounts payable and accrued liabilities.

Cash flows used by investing activities decreased to $56,826 for the nine months ended September 30, 1997 from cash flows used in investing activities of $1,659,914 for the nine months ended September 30, 1996. This decrease is primarily due to a significant reduction in property and equipment purchases and no significant acquisition costs capitalized for the nine months ended September 30, 1997.

Cash flows provided by financing activities decreased to $2,520,460 for the nine months ended September 30, 1997 from $4,195,103 for the nine months ended September 30, 1997. This decrease is primarily due to a reduction in activity in the fixed asset and revolving lines of credit partially offset by shareholder activity and repayment of the Original Issue Discount Notes.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended September 30, 1997, pre-trial discovery, including responses to written Interrogatories and document production by the parties, continued in Cause No. 97-07032, styled Striker Industries, Inc., David A. Collins and Matthew D. Pond v. Newgen Holding, Inc., Gen Holding, Inc., GS Roofing Products Company, Inc., Donald F. Smith, and Maredon-I, Ltd., pending in the 133rd Judicial District Court of Harris County, Texas. See Note 4 to Notes to Consolidated Financial Statements filed with this Quarterly Report, and Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarterly period ended March 31, 1997 as filed with the Securities and Exchange Commission, for a description of the factual basis underlying the alleged wrongful repudiation of the Transaction more fully described therein and made the basis of this pending legal proceeding.

During the quarter ended September 30, 1997, a General Denial of Striker Paper Corporation and a Motion of Separate Defendant, Striker Industries, Inc. to Dismiss for Lack of Personal Jurisdiction were filed in Case No. 97-1113, styled paper Trading International, Inc. v. Striker Industries, Inc. and
Striker Paper Corporation, pending in the United States District Court, Western District of Arkansas, El Dorado Division, and pre-trial discovery commenced.
See Item 1 of Part II of the Company's Quarterly Report on Form 10-Q for the quarterly period ended June 30, 1997 as filed with the Securities Exchange Commission for a description of the factual basis alleged to underlie this proceeding and the relief sought. On November 6, 1997, the Court denied the Motion of Striker Industries, Inc. to Dismiss for Lack of Personal Jurisdiction, Striker Industries, Inc. denies all liability of any kind for any involvement in, or for payment of any amount of, the claim made the basis of this legal proceeding and intends to pursue a vigorous defense of this proceeding.

The Company and its subsidiaries are not otherwise parties to any material legal proceedings commenced during the quarter ended September 30, 1997, other than claims and disputes arising in the normal course of conduct of the Company's business, substantially all of which management is endeavoring to settle and resolve in due course by agreement.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         In connection with the Transaction referred to in Item 1 of this Part II above, the Company received bridge financing from its underwriter, BlueStone. As is customary with bridge financing, both the Company and the Original Issue Discount noteholders contemplated payment of the bridge notes out of the debt and equity financing of the Transaction. Subsequent to December 31, 1996, and following repudiation of the Transaction by Donald F. Smith and GS Roofing, et al, the Company received a demand notice from BlueStone accelerating the due date of the Original Issue Discount Notes to April 3, 1997 from April 25, 1997. Subsequently, the Company negotiated an extension of time to May 19, 1997 within which to remedy the default and repay the Original Issue Discount Notes. During May, 1997, the Company repaid $1,978,000 of the total $2,310,000 of the Original Issue Discount Notes. At September 30, 1997, $332,000 remained unpaid under the terms of the Original Issue Discount Notes. As of the date of this Report, the Company has reached an agreement in principle with BlueStone regarding an installment payout of this remaining unpaid balance, $28,717 of accrued interest and $44,400 of legal fees. At the date of this Report, the Company is engaged in ongoing discussions with BlueStone to negotiate the final terms of a Forbearance Agreement with respect to the settlement of this remaining unpaid indebtedness.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

     (1) In August and September, 1997, the Company issued an additional $679,000 in aggregate principal amount of its 10.25% Subordinated Notes (sometimes referred to as the Company's "1997 Notes" or its "1997 A Notes") to international investors. The Notes mature on December 31, 1998 and interest is payable thereon quarterly. The proceeds of the Notes were used for working capital needs.

Item 6.  Exhibits and Reports on Form 8-K

     (a) Exhibits:

    4.1 Copy of the Company's 1997 Notes ($679,000 in aggregate principal amount) issued in August and September, 1997 (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference).

    10.1 Copy of the October 20, 1997 Forbearance Agreement between Finova Capital Corporation and Striker Industries, Inc., Striker Paper Corporation, Striker Holdings, Inc., David A. Collins and Catherine Collins, and Matthew D. Pond and Nancy Kornegay.

    27   Financial Data Schedule

     (b) Reports on Form 8-K:

No Reports on Form 8-K were filed by the Company during the quarter ended September 30, 1997.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                              STRIKER INDUSTRIES, INC.



DATE:               November 19, 1997         BY:   David A. Collins
       ------------------------------             ------------------------------
                                                    David A. Collins
                                                    Chief Executive Officer






DATE:               November 19, 1997         BY:   Matthew D. Pond
       ------------------------------             ------------------------------
                                                    Matthew D. Pond
                                                    Chief Financial Officer

                               INDEX TO EXHIBITS

    4.1 Copy of the Company's 1997 Notes ($679,000 in aggregate principal amount) issued in August and September, 1997 (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 1997, and incorporated herein by reference).

    10.1 Copy of the October 20, 1997 Forbearance Agreement between Finova Capital Corporation and Striker Industries, Inc., Striker Paper Corporation, Striker Holdings, Inc., David A. Collins and Catherine Collins, and Matthew D. Pond and Nancy Kornegay.

    27   Financial Data Schedule