Form 10-Q/A
period 1997-09-30
STRIKER INDUSTRIES INC
filed 1997-11-25
CIK 352944

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

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

       For the quarter and nine months ended September 30, 1997 and 1996



                                                          Quarter ended              Nine Months ended
                                                          September 30,                September 30,
                                                   -------------------------     ------------------------
                                                       1997          1996           1997          1996
                                                       ----          ----           ----          ----

Revenues                                           $    11,261     2,042,873      1,506,399     5,105,334

Cost of sales                                          234,960     2,028,688      2,582,767     4,970,706
                                                   -----------    ----------     ----------    ----------


            Gross margin                              (223,699)       14,185     (1,076,368)      134,628

Selling, general and administrative expenses           783,549       787,008      2,557,138     1,622,614
                                                   -----------    ----------     ----------    ----------

            Operating loss                          (1,007,248)     (772,823)    (3,633,506)   (1,487,986)
                                                   -----------    ----------     ----------    ----------

Other income (expense):
   Interest expense, net                              (241,689)     (240,826)    (1,225,949)     (481,424)
   Other income                                             --            --            --             --
                                                   -----------    ----------     ----------    ----------

            Loss before income taxes and
              extraordinary item                    (1,248,937)   (1,013,649)    (4,859,455)   (1,969,410)

Income taxes                                                --            --            --             --
                                                   -----------    ----------     ----------    ----------

            Net loss before extraordinary item      (1,248,937)   (1,013,649)    (4,859,455)   (1,969,410)
                                                   -----------    ----------    -----------    ----------

Extraordinary item, gain on extinguishment
   of debt                                                  --            --            --             --
                                                   -----------    ----------     ----------    ----------

            Net income (loss)                      $(1,248,937)   (1,013,649)    (4,859,455)   (1,969,410)
                                                   ===========    ==========     ==========    ==========


Income (loss) per common share:
   Loss before extraordinary item                $        (.29)         (.23)         (1.11)         (.46)
   Extraordinary item                                       --            --             --            --
                                                 -------------  ------------    -----------   -----------

   Net income (loss) per common share            $        (.29)         (.23)         (1.11)         (.46)
                                                 =============  ============    ===========   ===========





See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                     For the nine months ended September 30


                                                                                           1997             1996
                                                                                           ----             ----
Cash flows from operating activities:
    Net loss                                                                        $    (4,859,455)      (1,969,410)
    Adjustments to reconcile net income (loss) to net cash
       used in operating activities:
          Depreciation                                                                      505,529          608,542
          Amortization                                                                      717,081               --
          Changes in assets and liabilities:
            Increase in accounts receivable                                                (120,963)      (1,201,722)
            Decrease (increase) in inventories                                              181,801          (52,736)
            Decrease (increase) in prepaid expenses and other current assets                101,801          (84,033)
            Increase in accounts payable and accrued liabilities                            758,776          206,831
                                                                                    ---------------    -------------

                     Net cash provided by (used) in operating activities                 (2,715,430)      (2,492,528)
                                                                                    ---------------    -------------

Cash flows from investing activities:
    Purchases of property and equipment                                                    (131,826)        (968,262)
    Proceeds from disposition of property and equipment                                      75,000               --
    Increase in deferred acquisition costs                                                       --         (691,652)
                                                                                    ---------------    -------------

                     Net cash used in investing activities                                  (56,826)      (1,659,914)
                                                                                    ---------------    -------------

Cash flows from financing activities:
    Proceeds received from issuance of common stock                                              --          200,000
    Proceeds from revolving lines of credit                                               1,807,562        5,148,405
    Repayment of revolving lines of credit                                               (1,895,069)      (5,301,853)
    Proceeds from fixed asset line of credit                                                     --          517,500
    Repayment of fixed asset line of credit                                                (332,400)        (332,400)
    Repayment of original issue discount notes                                           (1,978,000)              --
    Principal payments on capital leases                                                    (25,637)         (40,020)
    Proceeds received from issuance of common stock subscribed                                   --          236,000
    Deferred and other costs paid                                                          (167,528)        (817,529)
    Proceeds from subordinated notes payable                                              5,081,532        4,585,000
                                                                                    ---------------    -------------

                     Net cash provided by financing activities                            2,490,460        4,195,103
                                                                                    ---------------    -------------

Net increase (decrease) in cash                                                            (281,796)          42,661

Cash and cash equivalents, beginning of year                                                292,485          141,557
                                                                                    ---------------    -------------

Cash and cash equivalents, end of year                                              $        10,689          184,218
                                                                                    ===============    =============

Supplemental schedule of noncash investing and financing activities:
    Conversion of 10.25% subordinated notes to zero coupon notes                          3,025,000






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

Results of Operations



                                              Three Months Ended                   Nine Months Ended
                                                  September 30,                       September 30,
                                              1997             1996              1997              1996
                                         -------------     -------------     -------------     ------------
Revenue                                  $    11,261       $ 2,042,873       $ 1,506,399       $ 5,105,334
Cost of Sales                                234,960         2,028,688         2,582,767         4,970,706
                                         -----------       -----------       -----------       -----------
Gross Margin                                (223,699)           14,185        (1,076,368)          134,628
Selling, general and administrative          783,549           787,008         2,557,138         1,622,614
                                         -----------       -----------       -----------       -----------
Operating loss                            (1,007,248)         (772,823)       (3,633,506)       (1,487,986)
Interest expense, net                       (241,689)         (240,826)       (1,225,949)         (481,424)
                                         -----------       -----------       -----------       -----------
Net loss before income taxes             $(1,248,937)      $(1,013,649)      $(4,859,455)      $(1,969,410)
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


Interest expense, net, increased to $1,225,949 for the nine months ended September 30, 1997, from $481,424 for the nine months ended September 30, 1996. This increase is due to the interest associated with the additional subordinated notes payable and the amortization of deferred financing costs.


Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization.

CASH FLOWS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1997 AND SEPTEMBER 30, 1996


Cash flows used by operating activities increased to $2,715,430 for the nine months ended September 30, 1997 from $2,492,528 for the nine months ended September 30, 1996. This increase is primarily due to a significant increase in operating losses partially offset by an increase in accounts payable and accrued liabilities.


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


Cash flows provided by financing activities decreased to $2,490,460 for the nine months ended September 30, 1997 from $4,195,103 for the nine months ended September 30, 1997. This decrease is primarily due to a reduction in activity in the fixed asset and revolving lines of credit partially offset by shareholder activity and repayment of the Original Issue Discount Notes.

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