Form 10-K405
period 1997-12-31
STRIKER INDUSTRIES INC
filed 1998-04-15
CIK 352944

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [Fee Required] For the fiscal year ended December 31, 1997

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [No Fee Required] For the transition period from ________________ to ________________

      Commission file number:                     1-0096

                            STRIKER INDUSTRIES, INC.
-------------------------------------------------------------------------------
             (Exact Name of Registrant as Specified in Its Charter)

                Delaware                                   76-0327658
-------------------------------------------------------------------------------
      (State or Other Jurisdiction of                   (I.R.S. Employer
      Incorporation or Organization)                    Identification No.)

      One Riverway, Suite 2450, Houston, Texas                77056
-------------------------------------------------------------------------------
      (Address of Principal Executive Offices)              (Zip Code)

Issuer's telephone number:     (713) 622-4092

Securities registered pursuant to Section 12(b) of the Exchange Act:

                                                     Name of Each Exchange
       Title of Each Class                            on Which Registered

  Common Stock Par Value $ .50 per share            Boston Stock Exchange
  --------------------------------------            ---------------------


Securities registered pursuant to Section 12(g) of the Exchange Act:

                     Common Stock, Par Value $.50 per share
-------------------------------------------------------------------------------
                                (Title of Class)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES X NO
         ---  ---

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

As of March 31, 1998, the aggregate market value of the voting stock held by non-affiliates of the registrant (based upon the average of the bid and asked prices [$13.75] of such stock on said date) was approximately $ 44,153,423. As of April 11, 1998, the number of shares outstanding of the registrant's only class of Common Stock was 4,370,922.

                                     PART I


Item 1.   DESCRIPTION OF BUSINESS

GENERAL

Striker Industries, Inc. (hereinafter referred to as Striker or the Company), a Delaware corporation, is in the business of manufacturing recyclables and pulp products into a paper-based felt and asphalt saturated felt paper for use in the roofing industry.

Management's objective is to expand the Company's current business through internal growth and acquisitions that provide strategic opportunities to broaden its product offerings, increase market share and provide profits. Management believes the roofing industry is attractive for the following reasons:

    (a) Size of industry (total industry sales were approximately $18 billion in 1997).
    (b) Stable low-tech nature of products.
    (c) Consistent industry growth.
    (d) Historically non-cyclical demand for products.
    (e) Low product liability exposure.

Management believes that asphalt-roofing products are the best low-cost products to protect a roof system. Additionally, management believes that asphalt roofs are installed on approximately 80% of the single-family residences in North America.

PRODUCTS AND COMPETITION

The Company's two manufacturing facilities are currently idled. A shortage of working capital due to accelerated debt payments resulting from the failure of the GS Roofing merger transaction forced the Company to idle both plants (see
Note 9 to Notes To Consolidated Financial Statements). Management is committed to reactivating both plants. It is the goal of Management to have both plants re-started and operating by year-end 1998.

When operating, the Company is capable of manufacturing two products; dry felt paper and asphalt-saturated felt for use in the roofing industry. The dry felt manufactured by the Company is a base homogeneous sheet of porous, soft paper made from used, recycled old corrugated containers and mixed paper and wood flour. The Company does not believe that either it or any other roofing felt manufacturer employs any unique or proprietary process in its dry felt paper-making manufacturing, especially considering the low grade of paper being manufactured. The basic operations of the business can generally be divided into
(i) stock preparation, (ii) machine processing of paper, and (iii) finishing operations. The mixture of pulps, the fibrous materials from which paper is formed, is received by the Company in the form of old corrugated containers and various types and grades of sheet paper which come directly from waste collectors and recyclers. Generally, waste paper is trucked in to the Company's manufacturing facilities at the Stephens, Arkansas plant and at the Thorold, Ontario, Canada plant (the Felt Mills, more fully described in Item 2 below) in bales. The Company's paper making processes utilize several types of mechanical pulpers and refiners that produce a consistent finish or stock. The stock is further refined and formed into a sheet which then passes through a drying process and on to the finishing stage. The Company's pulp-content raw materials are either recycled from other users or are the byproduct of another industry's primary product, as is the case with the asphalt the Company would use in its dry felt paper saturation process (if the Company were saturating). Adequate supplies of these raw materials depend upon continued recycling efforts in North America and the health and stability of certain members of the forest products, lumber and oil and gas refining industries. Raw materials pricing has fluctuated in recent years as the result of international demand for recycled paper and due to new cardboard plants coming on line in North America. The Company believes that the raw materials for its operations may be obtained from any number of vendors of recycled paper or wood pulp or any number of refineries in its mills' region and that any of its current principal suppliers could be replaced at any time to assure the Company's continuing ability to meet pulp-content and asphalt raw material demands.

Management believes that there are twenty-two other companies in North America engaged in the production of dry felt. Additionally, Management believes that there are six other dry felt paper manufacturers who, because they have saturating operations, sell only their excess production of dry felt as an end product. The term saturating in the context of the business of the Company means the process of impregnating felt paper, which is a paper with an open porous formation, with waterproofing or other preservative liquids, such as asphalt and tar. Five out of six of these other manufacturers who sell dry felt have greater manufacturing capacity for manufacturing asphalt saturated felt than the Company. Dry felt paper is manufactured by the Company in various weights depending upon production requirements, customer demand and the ability of the Felt Mills to produce it. The Felt Mills of the Company function best producing varying grades of heavyweight felt paper, primarily 38lb. weight paper.

The Company has significantly renovated and upgraded the machinery and related equipment and plant facilities of the Felt Mills. The Company began constructing a saturating line to produce asphalt-saturated felt at its Stephens, Arkansas plant in the fourth quarter of 1992 and completed a second saturating line in April 1994. Upon reactivating both Mills, the Company may further expand its business into the manufacture of other rolled roofing products, including mineral surface rolled roofing material. In its expansion plans, the Company will be relying upon the continued use of saturated felt products, especially tar paper as an underlayment to the other primary roofing materials.

During 1994, certain traditional sources of raw materials used by Striker Paper were unable to meet Striker Paper's requirements at satisfactory price levels. Accordingly, Striker Paper experienced a dramatic increase in the cost of its raw materials. In an effort to mitigate its exposure to rising raw material costs, the Company created a new subsidiary, Striker Services Corporation (Striker Services). Striker Services was created to obtain one raw material component, old corrugated containers (OCC), in sufficient quantities at or below market prices to meet Striker Paper's production requirements. Effective April 1, 1996, the Company sold Striker Services to a third party (see Note 15 to Notes To Consolidated Financial Statements)

The Company has approximately fifteen competitors in the U.S. market that manufacture felt paper and saturated felt. Many of these competitors are larger in size and have access to greater financial resources than the Company and there can be no assurances that the Company will be able to successfully compete once the Company resumes operations. Many factors influence the Company's competitive position with these firms including prices, costs, product quality and services.

In order to concentrate on maximizing sales of dry felt paper; the Company temporarily suspended manufacturing asphalt-saturated felt during July 1994. As part of its effort to achieve profitable operations, the Company anticipates that it will resume manufacturing asphalt-saturated felt in the future upon restarting the Stephens Mill. Consequently, the Company has identified projects necessary for improving the existing saturated paper lines to accommodate the production of a value-added product, "Striker Lightning Fast Felt", a patented saturated felt product for which the Company is the sole licensee. As part of its reactivation strategy, the Company anticipates completing required projects in conjunction with other improvements to the Stephens Mill so that "Striker Lightning Fast Felt" may be produced.

The Company has approximately twenty-four competitors in the asphalt-saturated roofing products market, approximately one third of which are larger than the Company. These larger competitors typically produce asphalt-saturated felt as a complement to their primary roofing product, shingles. While it was operating, the Company had to compete with its felt paper competitors, most of which are larger in size and have greater financial resources. Management believes it can become competitive by being a low cost producer or by private labeling its production. To achieve its strategic goals, the Company will be required to significantly lower costs, capture a significant market share and develop favorable access to the primary components necessary for production of asphalt-saturated felt. Management of the Company believes it can achieve and maintain lower costs by increasing labor productivity through a combination of training, experience and improvement in technology of its paper-making and saturating equipment, including design or redesign of its plants' facilities.

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

In order to mitigate exposure to demand fluctuations, the Company entered into sales contracts (the Sales Contracts) with three of its major customers during 1995. Under terms of the Sales Contracts, the customers were required to purchase at least 1,900 tons of dry felt each month, in the aggregate, for a period of eighteen months at prices based in part upon the mix of raw materials used in the manufacture of the dry felt and the quoted market price of the raw materials. During the fourth quarter of 1996, the Sales Contracts terminated. One of the three contract customers (the Contract Customer) renewed its contract for an additional period of twelve months with no change in terms. Due to the suspension of operations at the Stephens Mill, the Company was unable to supply the contract customer with stipulated amounts of dry felt. The Contract Customer was able obtain dry felt at market prices without any impairment to its operations. Therefore, Management does not anticipate any action against the Company for failure to perform under terms of the contract. Management believes that there is a sufficient market for its product and that the Company will be able to sell its total production to existing and potential new customers upon a resumption of operations.

During the year ended December 31, 1997, the Contract Customer accounted for approximately 26 percent of revenues. There were no outstanding accounts receivables at December 31, 1997. During the year ended December 31, 1996, three customers accounted for 36 percent, 25 percent and 13 percent of revenues. These same customers accounted for 12 percent, 7 percent and 25 percent of accounts receivable, respectively, at December 31, 1996.

REGULATORY MATTERS

The Company's operations in the United States and Canada are subject to extensive regulation by various federal, state/provincial and local environmental control laws and regulations. These laws impose effluent emission limitations, waste disposal and other requirements upon the operation of the Felt Mills in Stephens, Arkansas (Stephens Mill) and Thorold, Canada (Thorold
Mill) and require the Company to obtain, and operate in compliance with the conditions of, permits and similar authorizations from the appropriate governmental authorities. The Company has obtained, has applications pending or is making application for, such permits and authorizations. The Company has agreed to a Consent Administrative Order (the Order) applicable to its Stephens Mill, issued pursuant to the authority of the Arkansas Water and Air Pollution Control Act (Act 472 of 1949, as amended; Ark. Code Ann. P. P. 84-100 et seq.) and the regulations issued thereunder. This Order requires the Company to file monthly water discharge monitoring reports, whether or not any water is actually being discharged. Upon resuming operations, the Company will employ an environmental engineering firm to test the Stephens Mill's water discharges, if any, and to file all environmental regulatory reports required of it in a timely and accurate manner.

Effective July 26, 1995, the Company entered into an agreement with the Sierra Club (Sierra) and the Arkansas Department of Pollution Control and Ecology (ADPCE) to settle claims brought by those parties concerning non-toxic discharges in excess of state water permits for the Stephens Mill. The Company paid to ADPCE a civil penalty in the amount of $15,000 for excess discharges beyond permit allowances into Smackover Creek, near the Stephens Mill. In addition, the Company agreed with ADPCE and Sierra to contribute $55,000 for environmental projects in the State of Arkansas. The Company has worked with environmental engineering companies to put in place the plans and equipment necessary to improve and significantly reduce the non-toxic discharges. The Company received preliminary approval from the ADPCE and the state health department to begin construction of a closed loop system. As of March 27, 1996, the closed loop system's construction was completed. On June 27, 1996, an inspector from the ADPCE performed an inspection in accordance with the provisions of the federal Clean Water Act, the Water and Air Pollution Control Act, and the regulations promulgated thereunder. The inspection revealed that the Company was in compliance with the terms of its permit. The $15,000 civil penalty and the $55,000 contribution for environmental projects have been reflected as other expense in the accompanying consolidated statements of operations for the year ended December 31, 1995. Management believes that the Company has remained in compliance of its water discharge permit during 1997.

In conjunction with the work performed on the closed water loop system, the Company removed dirt and sludge from the bottom of the filtering ponds at the Stephens Mill. The dirt and sludge removed from the filtering ponds were placed on an isolated area of land at the mill. The Company notified the ADPCE and requested approval for clean-up. The Company received approval from the ADPCE to re-cover and cap the sludge, without requirement for any digging up or removal of any thereof. The Company began work on capping the sludge August 2, 1996. This project was completed on May 15, 1997. The work performed brought the Company in compliance with provisions of the ADPCE landfill permit.

The Company does not anticipate that compliance with the federal, state/provincial and local environmental control laws and regulations to which it is subject will place the Company at a competitive disadvantage since its competition is subject to the same laws and regulations to a substantially similar degree. The Company has invested time and approximately $227,000 to modify facilities and assure compliance with applicable environmental quality laws through December 31, 1997. Amounts to be spent for environmental law compliance in future years will depend on the laws and regulations then in effect, including any new laws enacted and other changes in legal requirements and in environmental concerns and technological advances. As of December 31, 1997, the Company believes it is in substantial compliance with all environmental regulatory reporting, operations and permitting requirements applicable to it.

EMPLOYEES

As of the date of this annual report, the Company has approximately 14 employees, all of whom are full-time employees. When both Mills are reactivated, the Company will have approximately 120 full-time employees.

Item 2.    DESCRIPTION OF PROPERTY

The administrative and finance offices of the Company are located in Houston, Texas in approximately 5,038 square feet of leased office space at One Riverway, Suite 2450, Houston, Texas 77056.

The Company's property in the United States consists primarily of approximately 40 acres of land in Ouachita County, Arkansas, just outside the city limits of Stephens, Arkansas, all improvements thereon and that portion of the personal property thereon which was acquired in February 1991 by Holdings, which property and improvements had previously been used as a manufacturing facility of felt, a truck repair and scales facility and a machine shop (collectively herein referred to as the Stephens Mill). The Stephens Mill's manufacturing facility is housed in a main building, approximately 800 feet in length, 100 feet in width and approximately two stories in height, located on the 40 acre tract of land. Boilers used in operation of the Stephens Mill are housed in an approximate 500 square foot control room located immediately adjacent to the main building. A spur of Southern Pacific Railroad serves the Stephens Mill, and trucking docks are located in the front of the main building. Two warehouse buildings are also located on the Stephens Mill property which are used for storage of raw materials and finished goods. Four water-recirculating ponds take up approximately 10 acres of the Stephens Mill's 40-acre site. These ponds furnish an essential source of continuous recirculating water required in the felt producing process of the Company's business.

The Stephens Mill's production equipment and machinery, including a hydrapulper, presses, screening, filtration and rolling equipment are located in the main manufacturing building. Some of the production machinery and equipment is 30 years or more old and has undergone significant improvements and modernization since the Company bought the Stephens Mill in 1991. The Stephens Mill facility itself is approximately 35 years old. In order to be able to compete in the market, the Company must gain efficiencies that will allow the Company to achieve profitability. In order to gain necessary efficiencies, the Company must make capital improvements and general repairs to the machinery, equipment and its buildings as part of reactivating the Stephens Mill.

On or about February 25, 1997, the Company's Stephens Mill experienced a severe storm in connection with tornado activity in the area. The Stephens Mill did not suffer any damage from tornadoes; however, the heavy rains associated with the storm damaged the roof covering a section of one of the main buildings. The Company was not utilizing the area damaged at the time. During April 1997, the Company settled the damage claim for $75,000.

On or about May 14, 1997, a fire occurred in a finished goods warehouse at the Stephens Mill. The building, which is isolated and separate from the main Mill building and its contents, was completely destroyed. At the time of the fire, there were no finished goods stored in the warehouse; however, a quantity of raw materials stored in the warehouse was destroyed in the fire. In June 1997, the Company settled its fire damage claim with the insurance company for approximately $122,000.

The Company has no formal plans to improve the 40-acre tract of land that is part of the Stephens Mill property. The Company holds this land, however, for future expansion of the Stephens Mill manufacturing facility as and when needed. All of the Company's real property, buildings and improvements constituting a part of, or located on, its Stephens Mill site and its administrative offices in Houston, including, without limitation, all machinery, equipment, furniture, furnishings and fixtures and related personal property located thereon, are subject to the first mortgage, liens and encumbrances created in favor of Finova Capital Corporation under the terms and provisions of a Mortgage and Security Agreement dated April 25, 1995 securing indebtedness of the Company and its subsidiaries to Finova Capital Corporation. The assets mentioned above are now also subject to a second lien in favor of BlueStone Capital Partners LP (BlueStone), as agent for holders of the Company's Original Issue Discount Notes (the "OID Notes").

On May 23, 1997, the Company temporarily suspended operations at its Stephens Mill. The Stephens Mill had been experiencing a significant level of unscheduled downtime and required increased repairs and maintenance to operate. Additionally, the Company had experienced a shortage of working capital during the early part of 1997 as a result of unanticipated required repayment obligations of the Company directly caused by and resulting from the wrongful repudiation of the Transaction (see Item 3 below).

Management is reviewing capital improvement projects that would allow the Stephens Mill to operate efficiently and profitably upon reactivation. It is Management's present intention to resume operations at the Stephens Mill in due course, however, resumption of operations is subject to the Company raising the funds necessary to complete the capital improvements and repairs and maintenance that will enable the Stephens Mill to operate efficiently and profitably. While Management is diligently pursuing the raising of the necessary capital to accomplish its objective, there can be no assurances that it will be successful and that the Stephens Mill will be able to resume operations.

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

On January 16, 1997, the Company experienced a fire at its Thorold Mill. An electrical short in the main building that houses the paper line caused the fire. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The final settlement claim indicated total damage to be approximately $1,500,000 US. The insurance coverage on the plant and its contents proved to be more than adequate to cover all the costs of rebuilding and replacing all fire damage to the plant and equipment. The fire-damaged repairs were completed on or about May 30, 1997. The Company has identified additional repairs and maintenance that are required prior to the start-up of the Thorold Mill. Accordingly, the Thorold Mill has remained idle from the date of the fire to the present. During December 1997 and subsequent to year-end, repair and maintenance work has been performed along with capital improvement projects. The Company has focused on long lead-time projects in anticipation of the closing of a new Canadian financing agreement. As of the date of this report, the Company anticipates having all the repairs and capital projects completed and be able to resume full operations on or before May 31, 1998. The Company estimates that the working capital and capital project costs required for reactivation of the Thorold Mill will be approximately $700,000 Canadian. The Company signed a financing agreement on

March 20, 1998 aggregating $2,300,000 Canadian to provide the necessary working capital and capital project financing (see Note 19 to Notes To Consolidated Financial Statements).

In addition to machinery, equipment and other personal property owned by the Company and its subsidiaries, the corporations lease additional machinery, equipment and computer and office equipment located either at the Stephens Mill, the Thorold Mill, or at the administrative offices of the Company in Houston, Texas. The majority of the leases from third parties are classified for accounting purposes as non-cancelable long-term capital leases, with an aggregate capital lease obligation at December 31, 1997, of $18,569. The Company also leases certain machinery and equipment from third parties under non-cancelable long-term operating leases expiring from 1998 through 1999, under the terms of which total rental expense for the year ended December 31, 1997, was $143,652.

Management of the company believes that its Stephens Mill property, its Thorold Mill and related physical properties, as well as personal property and equipment located at its administrative offices in Houston, Texas, are adequately covered by insurance.

Item 3.  LEGAL PROCEEDINGS

On April 25, 1996, the Company signed an agreement to combine in a merger transaction (the Transaction) with the indirect parent corporation of one of the largest privately owned manufacturers of asphalt shingles and built up roofing (GS Roofing). The closing of the transaction had been extended in writing by mutual agreement of the parties to April 21, 1997, provided that (i) a Registration Statement required to raise the equity component of the financing required for closing was filed with the Securities and Exchange Commission (which document was filed with the Securities and Exchange Commission December 26, 1996) and (ii) the merger became effective on or before April 21, 1997 or within incremental five business day periods of time thereafter so long as bona fide marketing efforts were being conducted by the underwriters with a view to such Registration Statement becoming effective on or before April 30, 1997.

On or about February 4, 1997, via facsimile transmission the President of GS Roofing sent a notice to the Company of GS Roofing's repudiation of the Transaction. Subsequent to that date, the Company made protracted attempts to reinstate the Transaction, without success. Accordingly, management ultimately retained counsel and filed a suit styled Striker Industries, Inc., David A. Collins and Matthew D. Pond vs. Newgen Holdings, Inc., Gen Holdings, Inc., GS Roofing Products Company, Inc., Donald F. Smith and Maredon-I, Ltd. pending at the date of this Report in the 133rd Judicial District Court of Harris County, Texas alleging, among other things, a breach of contract by the defendants resulting from the defendants' wrongful repudiation of the binding agreements between the Company and the defendants providing for the Transaction, which action by the defendants severely impaired the Company's ability to complete the equity and debt offerings which were a critical part of the Transaction. The lawsuit is still in the preliminary stages. Pre-trial discovery has commenced and depositions have begun. The Company is unable at present to express any opinion regarding the probable outcome of this litigation.

In connection with the Transaction, the Company received bridge financing from the underwriter, BlueStone. As is customary with bridge financing, both the Company and the OID Note noteholders contemplated payment of the bridge notes out of the debt and equity financing of the Transaction. Subsequent to December 31, 1996, and following repudiation of the Transaction by GS Roofing, the Company received a demand notice from BlueStone accelerating the due date of the OID Notes to April 3, 1997 from April 25, 1997. During May 1997, $1,978,000 was repaid and the remaining balance of $332,000, by agreement in principle was to be paid by June 30, 1997. On October 28, 1997, the Company reached an agreement with BlueStone to repay the outstanding principal balance plus accrued interest of $30,876 and BlueStone's out of pocket legal expenses relating to the Transaction of $44,400. The agreement calls for the Company to make eight scheduled monthly payments beginning in December 1997. As of the date of this report, the Company has made all payments required by the agreement. The remaining balance of $380,276 of the OID Notes plus accrued expenses and out of pocket legal expenses has been classified as current debt at December 31, 1997. The OID Notes indebtedness is guaranteed by the Company's U.S. subsidiaries and is secured by a second and subordinate lien and security interest on the assets of each of the Company's U.S. subsidiaries, including its Stephens, Arkansas plant, junior in priority to the lien on the same assets held by its senior lender. It is also secured by a lien and security interest on the assets of the Company's Canadian subsidiary, either junior in time or subordinated to the subsidiary's senior lenders in Canada.

Throughout calendar year 1997, the Company and its subsidiaries have worked diligently to resolve, compromise, settle and/or pay various vendor claims and legal proceedings filed against them arising in the ordinary course of their business. At December 31, 1997, five lawsuits seeking recovery of significant sums were pending, principally against Striker Paper Corporation and Striker Paper Canada, Inc., the US and Canadian subsidiaries that operate the Stephens Mill and the Thorold Mill, all of which suits were settled, or are in substantial discount payment settlement negotiations entered into, subsequent to year-end and prior to the date of this report. All but one of these proceedings were settled by execution by the parties of written Settlement Agreements providing time payment plans with respect to the claims asserted.

In addition, following extensive negotiations and the inability of the Company's Canadian subsidiary to reach agreement on an employment termination package with the former manager of the Thorold Mill, suit was filed on or about April 7, 1997 in Ontario Province, Canada by the former Mill manager against Striker paper Canada, Inc. claiming damages of $142,000 Canadian for alleged wrongful dismissal and $50,000 Canadian for alleged mental distress. Striker Paper Canada filed a Statement of Defense and Counterclaim on September 30, 1997. The Counterclaim seeks damages in the amount of $150,000 Canadian from the plaintiff for his fraudulent or negligent misrepresentation in failing to disclose information within his knowledge to Striker Paper Canada during the negotiations for Striker Paper Canada's purchase of the Thorold Mill. No further action has been taken in this proceeding as of the date of this report.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matter was submitted during the fourth quarter of fiscal year 1997 to a vote of security holders of the Company, through solicitation of proxies or otherwise.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Prior to April 1994, the public market for shares of Common Stock of the Company had been inactive since the beginning of the third quarter of 1991. However, trading in shares of the Company's Common Stock commenced again in, and continued to June 9, 1994 in the over-the-counter electronic bulletin board market. On April 17, 1995, the Company's Common Stock was admitted to trading on the NASDAQ SmallCap market. The high and low trade prices for the Company's Common Stock in either the over-the-counter electronic bulletin board or NASDAQ SmallCap markets for each full quarterly period within the two most recent fiscal years, or part thereof for which quotes are available, are as follows:


         OTC/NASDAQ:
                                                              High              Low
                                                              ----              ---
                  First quarter 1997                          15-7/8            13-3/8
                  Second quarter 1997                         13                12-1/2
                  Third quarter 1997                          12-1/2            9-1/2
                  Fourth quarter 1997                         14-3/8            10

                                                              High              Low
                                                              ----              ---
                  First quarter 1996                          15-5/8            14-3/8
                  Second quarter 1996                         17-1/2            14-3/8
                  Third quarter 1996                          17-1/8            15
                  Fourth quarter 1996                         16-7/8            13-3/4

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

On June 9, 1994, shares of the Company's Common Stock were admitted to trading on the Boston Stock Exchange, and the high and low sales prices for the Company's Common Stock on the Boston Stock Exchange for each full quarterly period within the two most recent fiscal years, or part thereof for which quotes are available, are as follows:


         Boston Stock Exchange:
                                                              High              Low
                                                              ----              ---
                  First quarter 1997                          15-5/8            13-3/8
                  Second quarter 1997                         13-3/4            13-1/8
                  Third quarter 1997                          12-1/4            12
                  Fourth quarter 1997                         13-1/4            10-7/8

                                                              High              Low
                                                              ----              ---
                  First quarter 1996                          15-5/8            13-3/4
                  Second quarter 1996                         15-5/8            14-3/8
                  Third quarter 1996                          17-1/8            15
                  Fourth quarter 1996                         16-1/2            12-3/4

During May 1997, the Company's shareholders approved a 1-for-2.5 reverse stock split. For consistency, The above quotations have been restated to reflect the reverse stock split. The approximate number of record holders of Common Stock of the Company at March 31, 1998, was 1,949 and the number of round lot shareholders (beneficial and record) was approximately 337. Shareholders of record include shares that are held in nominee or street name. The Company did not pay any cash dividends on shares of its Common Stock during its three most recent fiscal years.

Item 6.   SELECTED FINANCIAL DATA

The following table sets forth selected financial information derived from the audited consolidated financial statements of the Company, and should be read in conjunction with the Company's consolidated financial statements and notes thereto (Item 8 herein) and Management's Discussion and Analysis of Financial Condition and Results of Operations (Item 7 herein):


                                                                 December 31,
                                 --------------------------------------------------------------------------
                                      1997           1996             1995           1994          1993
                                      ----           ----             ----           ----          ----

    Operations:
       Revenues                  $ 1,574,958     $ 7,342,748     $ 7,983,577     $ 7,977,888    $ 5,933,079
       Loss
         from operations          (5,807,676)     (5,588,979)     (1,032,403)     (1,631,368)    (2,424,981)

    Diluted earnings (loss)
       Per share                     ($ 1.75)        ($ 1.48)         ($0.33)         $ 0.10        ($ 1.08)

    Current assets                   495,442       1,844,565       1,740,645       1,349,473      1,568,265
    Current liabilities            4,333,352       7,486,896       3,919,753       1,319,812      3,037,036
    Working capital (deficit)     (3,837,910)     (5,642,331)     (2,179,108)         29,661     (1,468,771)
    Total assets                  14,557,056      19,200,466      18,322,444       6,837,929      5,862,446

    Long-Term Obligations
        and Equity:
         Long-term obligations:
         Long-term debt           11,428,415       5,834,650       2,388,230       1,252,641      2,000,000
         Other long-term
           obligations                10,919          18,750          68,717         100,600        137,062
         Total long-term
           obligations            11,439,334       5,853,400       2,456,947       1,353,241      2,137,062

    Stockholders'
       Equity/(Deficit)         $ (1,215,630)    $ 5,860,170    $ 11,945,744     $ 4,164,876      $ 688,348



Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-K:


Results of Operations
---------------------
                                                                           Years Ended December 31,
                                                                     -----------------------------------
                                                                   1997            1996              1995
                                                                   ----            ----              ----

Revenue                                                       $  1,574,958    $  7,342,748     $   7,983,577
Cost of Sales                                                    3,224,236       6,942,994         7,023,242
                                                                 ---------       ---------         ---------

Gross Margin                                                    (1,649,278)        399,754           960,335
Selling, general and
 administrative                                                  3,367,392       5,597,098         1,992,738
Loss on asset impairment                                           791,006         391,635
                                                                   -------         -------         ---------

Operating loss                                                  (5,807,676)     (5,588,979)       (1,032,403)

Interest expense, net                                           (1,986,125)       (840,510)         (311,004)
Other income/expense                                               150,000                            33,773
                                                                 ---------       ---------         ---------
Net loss                                                      $ (7,643,801)   $ (6,429,489)     $ (1,309,634)
                                                                 =========       =========         =========

COMPARISON OF YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Sales for the year ended December 31, 1997 were $1,574,958, compared to sales of $7,342,748 for the year ended December 31, 1996. The decrease in sales is primarily the result of idled facilities at both Mills. The Stephens Mill only operated for approximately four months in 1997. The Thorold Mill was idle for the entire year.

Sales for the year ended December 31, 1996 were $7,342,748, compared to sales of $7,983,577 for the year ended December 31, 1995. The decrease in sales is primarily due to a decrease in the average realized sales price of dry felt and a decrease in the volume of the Stephens Mill of approximately 1,400 tons that was partially offset by the increase in dry felt sold by the Thorold Mill.

Gross margin decreased to a negative $1,649,278 for the year ended December 31, 1997 from a gross margin of $399,754 for the year ended December 31, 1996. The decrease in gross margin is primarily due to the lack of operations from idled facilities and unabsorbed fixed production costs. These costs were incurred during the four months of operation at the Stephens Mill and during the period both Mills were idled.

Gross margin decreased to $399,754 for the year ended December 31, 1996 from a gross margin of $960,335 for the year ended December 31, 1995. The decrease in gross margin is primarily due to an increase in utility usage and rates, lower realized sales prices for dry felt and the fact that no pulp hedge gain was realized in the 1996 period (see Note 12 to the consolidated financial statements). In addition, the Company incurred significant operating expenses associated with the ongoing refurbishment and July start-up of the Thorold Mill.

Selling, general and administrative expenses decreased by $2,229,706 to $3,367,392 for the year ended December 31, 1997, from $5,597,098 for the year ended December 31, 1996. This decrease was due to (i) a significant decrease in the professional fees in 1997 from those incurred in 1996 relating to the failed Transaction and (ii) a reduction in office expenses and reduced salary and related expenses due to the reduced operations in 1997.

Selling, general and administrative expenses increased by $3,604,360 to $5,597,098 for the year ended December 31, 1996, from $1,992,738 for the year ended December 31, 1995. This increase was due to (i) the write-off of approximately $1,770,000 of deferred acquisition costs as a result of GS Roofing's repudiation of the planned merger with Striker (ii) an increase in office expenses (iii) an increase in executive compensation and (iv) severance costs associated with a staff reduction made in anticipation of consolidating the administrative office of Striker with that of GS Roofing.

The loss on asset impairment increased to $791,006 for the year ended December 31, 1997 from $391,635 for the year ended December 31, 1996. This increase was primarily due to the further write down of the Company's idle saturating equipment and a write down of long-lived spare parts.

The loss on asset impairment increased to $391,635 for the year ended December 31, 1996 from $0 for the year ended December 31, 1995. The writedown of assets, pursuant to SFAS 121, relates to the idle saturating line at the Stephen Mill.

Interest expense, net, increased to $1,986,125 for the year ended December 31, 1997, from $840,510 for the year ended December 31, 1996. This increase is due to an increase in discounted subordinated debt borrowings during 1997, the amortization of the related deferred financing costs, and the net effects of approximately $870,000 of deferred finance costs written-off and the forgiveness of $560,000 of accrued interest payable related to the Subordinated notes exchanged for Zero Coupon Notes.

Interest expense, net, increased to $840,510 for the year ended December 31, 1996, from $311,004 for the year ended December 31, 1995. This increase is due to the increase in secured borrowings and subordinated debt borrowings during 1996 and the amortization of the related deferred financing costs.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization of net operating loss carryforwards.

CASH FLOWS - COMPARISON OF YEARS ENDED DECEMBER 31, 1997, 1996 AND 1995

Cash flows used by operating activities decreased to $3,249,808 for the year ended December 31, 1997 from cash flows used by operating activities of $4,438,655 for the year ended December 31, 1996. The decrease is primarily due to cash provided by the reduced investment in current assets in the 1997 period.

Cash flows used by operating activities increased to $4,438,655 for the year ended December 31, 1996 from cash flow provided by operating activities of $861,832 for the year ended December 31, 1995. The increase in cash flow used by operating activities primarily resulted from increased losses in the 1996 period.

Cash flows provided by investing activities increased to $425,027 for the year ended December 31, 1997 from cash flows used by investing activities of $610,515 for the year ended December 31, 1996. The increase was primarily due to a significant reduction in net capital spending and the maturity of certificates of deposit held in Canada in the 1997 period.

Cash flows used in investing activities decreased to $610,515 for the year ended December 31, 1996 from $4,658,474 for the year ended December 31, 1995. The decrease was primarily due to a significant decrease in expenditures for property and equipment in the 1996 period.

Cash flows provided by financing activities decreased to $2,684,237 for the year ended December 31, 1997 from $5,200,098 for the year ended December 31, 1996. The decrease is primarily due to less new debt placed and the repayment of the BlueStone OID notes in the 1997 period.

Cash flows provided by financing activities increased to $5,200,098 for the year ended December 31, 1996 from $3,919,460 for the year ended December 31, 1995. The increase is primarily due to bridge financing borrowings related to the GSR transaction in the 1996 period.

LIQUIDITY AND CAPITAL RESOURCES

For the year ended December 31, 1997, the Company had an operating loss and continues to experience short-term liquidity concerns. Throughout 1997, the Company implemented several strategies to survive in the wake of the failed Transaction and the suspended operations at its Thorold and Stephens Mills.

o For the year ended December 31, 1997, the Company has raised over $5,000,000 of subordinated debt to fund working capital needs and retire a substantial portion of the OID Notes.

o The Company exchanged subordinated notes payable for newly issued Zero Coupon notes payable at a lower stated rate of interest. This exchange allowed the Company to extend the maturity date from 1998 to 2005 on approximately $10,000,000 of subordinated debt and reduce the interest rate due thereon, from 10.25% to 2.25%. In December 1997, the Company issued an additional $1,000,000 of Zero Coupon notes payable maturing December 31, 2005, with principal and interest due upon maturity.

o The Company converted the West Oxford Subordinated Notes into warrants to purchase common stock.

o The Company was able to negotiate an amended financing agreement with its Canadian lender. This agreement limits the ability of the lender to enforce its rights for technical default items, specifically ratio and financial covenants, under its existing financing and security agreements with Striker Canada until August 1, 1998 (see Note 6 to Notes To Consolidated Financial Statements).

o The Company negotiated a forbearance agreement with its Stephens lender (the Forbearance Agreement). This agreement calls for the Company to make equal monthly payments of principal and interest for a period of approximately three years. The Stephens lender agreed to forbear as long as payments are made and the other conditions of the Forbearance Agreement are complied with (see Note 6 to Notes To Consolidated Financial Statements).

o The Company's Canadian subsidiary accepted a Financing Proposal from a Canadian lender for a $1,500,000 Canadian credit facility to finance the restart of the Thorold Mill and for general working capital requirements. On January 30, 1998, the Company's Canadian subsidiary accepted a credit facility proposal from a Canadian Credit Union for an $800,000 Canadian line of credit to fund working capital requirements pending collection of accounts receivable in connection with the start-up of the Thorold Mill. Effective March 20, 1998, these financings were closed and the Canadian subsidiary received a first tranche funding of $1,250,000 Canadian pursuant to the signings of the financing agreements with the Canadian lenders on April 14, 1998 (see Note 19 to Notes To Consolidated Financial Statements).

There can be no assurances that the ultimate resolution of the above items, either individually or in the aggregate will be adequate to ensure the existence of the Company as a going concern.

The Company experienced a decrease in current liabilities for the year ended December 31, 1997 from the year ended December 31, 1996. Although the Company has experienced a decrease in current liabilities, the Company has a working capital deficit of $3,837,910 at December 31, 1997 compared to a working capital deficit of $5,642,331 at December 31, 1996. The decrease in current liabilities is primarily due to a reclass of short-term debt to long-term debt coupled with a substantial reduction in both lines of credit partially offset by an increase in accounts payable.

On January 16, 1997, the Company experienced a fire at its Thorold Mill. An electrical short in the main building that houses the paper line caused the fire. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The Company immediately contacted its insurance carrier and started rebuilding the damaged plant building and replacement of the damaged equipment. The repairs and rebuilding of the plant and its equipment were completed on or about May 30, 1997. As of the date of this Report, the Company anticipates having additional repairs and capital projects completed and resuming full operation on or about May 31, 1998.

As of the date of this report, both of the Company's plants are idled. The fire related repairs and rebuilding are complete at the Thorold Mill, however, there are still capital projects that need to be completed prior to start-up. Management has also identified several capital projects that are necessary at the Stephens Mill to begin operations and improve efficiencies needed for profitable operation. However, for the Company to benefit fully from any improvements made to the plants, the Company must operate the plants at capacity (for the full production levels, typically 11.5 months per year). Management is committed to seek and obtain the necessary financing to resume operations, but not to resume operations in any instance until the financing for each plant is in place and the capital projects have been completed.

There have been several events from the prior year that continue to affect the Company. During 1996 and early 1997, the Company devoted substantial amounts of cash to acquisition activities for the Transaction. The Company raised over $3,000,000 in subordinated debt during 1996 and early 1997 to pay for the costs of the Transaction. It was the intention of the Company to pay all outstanding debt and past-due payables upon the closing of the Transaction. Due to the substantial amounts of cash used for acquisition activities and the intention to pay all of the payables at closing, accounts payable were aged beyond their terms. Due to the significant resources devoted to the Transaction and subsequent wrongful repudiation of the Transaction, the Company's ability to repay debt, pay past-due accounts payable, finance needed capital projects and continue operations has been gravely impaired.

The factors listed above have led to the ongoing working capital deficit. Upon a resumption of operations, the Company must closely monitor operations and continue to identify and implement capital projects that will improve efficiencies and lower costs. However, there can be no assurance that such cost reductions will allow the Company to achieve profitability.

In February, March and April 1997, the Company issued $643,000 in aggregate principal amount of 10.25% Subordinated Notes Payable to international investors. The notes called for a maturity date of December 31, 1998 with interest payable quarterly. The proceeds were used for working capital needs. These notes were exchanged for Zero Coupon Notes.

In April, May and June 1997, a wholly owned subsidiary of the Company issued $3,025,000 in aggregate amount of 10.25% Subordinated Notes Payable (the "STDF Notes") to international investors. The terms of the STDF Notes call for maturity on December 31, 1998 with interest payable quarterly. Approximately $2,000,000 of the proceeds was used to pay down a substantial portion of the OID Note Notes. The remaining proceeds were used for working capital needs and to pay $210,000 of the $310,000 in breakup fees as a result of the repudiation of the Transaction. The STDF Notes were exchanged for Zero Coupon Notes.

In August, September and October 1997, the Company issued an additional $734,500 in aggregate principal amount of 10.25% Subordinated Notes Payable to international investors. The Notes call for a maturity date of December 31, 1998, with interest payable quarterly. The proceeds of the Notes were used for working capital needs. These notes were exchanged for Zero Coupon Notes.

In the fourth quarter 1997, the Company exchanged an aggregate $9,747,500 of 10.25% subordinated notes due 1998 for Zero Coupon Notes due 2005. Accrued interest aggregating $559,825 was forgiven upon the exchange.

In December 1997, the Company issued approximately $1,000,000 of Zero Coupon Notes (the "Zero Notes") to international investors. The Zero Notes mature on December 31, 2005 and have a stated interest rate of 2.25%, with principal and accrued interest due on the maturity date.

Management is currently pursuing various strategies in order to provide needed liquidity and provide financing for capital projects. Management believes that negotiations regarding obtaining new debt and/or equity financing are vital to continuing operations. Subsequent to year-end, the Company successfully completed an aggregate $2,300,000 Canadian term loan and revolving line of credit facility with new Canadian lenders. Management believes that this new loan will provide the ability for the Company to complete necessary capital improvement projects and provide working capital for the start up. Additionally, Management is in discussion with various financing groups including government sponsored programs and lenders for financing for the Stephens Mill.

Management believes that the Company can achieve profitability through operational changes, improvements and acquisitions. Management believes that strategic acquisitions can enhance profitability and increase investor/shareholders' value in the Company. The Company intends to focus on strategic acquisitions in order to grow, gain economies of scale and allocate administrative costs after it has completed the start up at both Mills.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including profitable operation of both Mills, penetration of existing and new markets at a profitable margin and volume levels and cash liquidity.

Management does not believe its existing funds and its existing financial arrangements will adequately fund the cash needs of the start-up of both Mills and the Company's operations during the next year. To meet working capital requirements and expand its business, the Company will need to borrow additional amounts, obtain an additional third-party credit facility and/or restructure its existing debt. The Company currently has two existing credit lines, one consisting of a revolving line of credit and a term loan collateralized by receivables, inventories, and fixed assets and one consisting of a term loan collateralized by receivables, inventories, and fixed assets. At December 31, 1997, there were no amounts available under the line of credit. The Company is pursuing additional financing arrangements that might include private or public sales of equity or debt securities. However, there can be no assurances that the Company will be able to obtain any additional debt or equity financing.

Management believes that some, if not all, of the above mentioned strategies will allow the Company to obtain sufficient working capital and acquisition financing to continue with its plan of growth through acquisitions. However, there can be no assurance that any of these strategies will be achieved or that the Company will be able to exist as a going concern.

INFLATION AND SEASONALITY

Inflation in the United States has not had a material effect on the Company in recent years. Revenues and earnings may vary from quarter to quarter, depending on weather conditions and other factors. The Company's operating results for any particular quarter may not be indicative of the results for any future quarter or any year.

YEAR 2000 CONDITION

Many computer software systems, as well as certain hardware and equipment containing date sensitive data were structured to utilize a two-digit field, meaning that they may not be able to properly recognize dates in the year 2000. This could result in significant system and equipment failures. While the Company does not believe that its main computer is year 2000 complaint, it does not believe that any necessary changes will have a material impact on the Company. The Company utilizes several new personal computers for many of its tasks that are year 2000 complaint. Additionally, the Company does not believe that its future operations will be adversely impaired by its vendors' or customers' efforts to become year 2000 compliant.


Item 8.  FINANCIAL STATEMENTS

Reference is made to the consolidated financial statements, the report thereon, the notes thereto commencing on page F-1 of this Form 10-K, which consolidated financial statements, report and notes are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with the Company's independent accountants during the Company's three most recent fiscal years.

                                    PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following is a listing of, and certain information with respect to, all Directors and executive officers of the Registrant as of the date of this Annual
Report:


                                                                                                                EXECUTIVE
                                                                                               DIRECTOR          OFFICER
    NAME                              POSITIONS HELD                    AGE                     SINCE            SINCE

    David A. Collins............      Chairman of the  Board            45                      1993              1993
                                      President and Chief Executive
                                         Officer
                                      Director

    William B. Locander.........      Director                          53                      1993

    Matthew D. Pond.............      Chief Financial Officer           34                      1993              1993
                                      Secretary and Treasurer
                                      Director

    Thomas H. Clarke............      Director                          61                      1998


DAVID A. COLLINS has served as President and Chief Executive Officer of the Company (formerly "Striker Petroleum Corporation") from January 1993 to the present. He has also served as an officer (Chief Executive Officer, May 1992) and/or director of Striker Holdings, Inc. and its wholly-owned subsidiary, Striker Paper Corporation, January 1991 to the present, Striker Paper Canada, Inc., December 30, 1994 to the present, West Oxford Industries, Inc., February 15, 1996 to the present and STDF Corp., April 5, 1997 to the present. Mr. Collins also served as President, principal and managing director of Serfin Securities, Inc. (formerly "OBSA International, Inc."), a broker-dealer subsidiary of Grupo Financero Serfin, S.A. de S.V., the Mexican holding company of Operadora de Bolsa, S.A., de C.V., a publicly-traded Mexican broker-dealer, January 1988 to June 1992.

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

MATTHEW D. POND has served as the Chief Financial Officer, Secretary and Treasurer of the Company from December 1993 to the present. Mr. Pond served only as Chief Financial Officer of the Company from September to December 1993. Mr. Pond has also served as a director and officer of Striker Holdings, Inc. and its wholly-owned subsidiary Striker Paper Corporation, December 1993 to the present, and as an officer of Striker Paper Canada, Inc., December 30, 1994 to the present, West Oxford Industries, Inc., February 15, 1996 to the present and STDF Corp., April 5, 1997 to the present. Mr. Pond was a certified public accountant with Arthur Andersen & Co. in its Dallas and Houston, Texas offices from September 1986 through August 1993.

THOMAS H. CLARKE was elected a Director of the Company effective February 19, 1998. He is a recently retired roofing industry executive. Mr. Clarke was employed by Globe Building Materials, Inc. from January 1986 until his retirement in December 1995 and served as President of that company from 1989 to the time of his retirement. From approximately 1989 until December 1995, Mr. Clarke also served as a director and member of the Executive Committee of the Asphalt Roofing Manufacturing Association.

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires the Company's officers and Directors, and persons who own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes of ownership with the Securities and Exchange Commission. Officers, Directors and greater than 10% stockholders are required to furnish the Company with copies of all Section 16(a) reports they file. Based solely on its review of the forms received by it, the Company believes that during the year ended December 31, 1997 all filing requirements applicable to the Company's officers, Directors and greater than 10% stockholders were met.

Item 11.  EXECUTIVE COMPENSATION

Summary of Compensation. The following table provides certain summary information concerning compensation paid or accrued during the fiscal years ended December 31, 1997, 1996, and 1995 to the Company's Chief Executive Officer and Chief Financial Officer:


                                                                                                      LONG-TERM
                                                 ANNUAL COMPENSATION                             COMPENSATION AWARDS
                               -------------------------------------------------------    ---------------------------------

                                                                                                   RESTRICTED
                                                                             OTHER ANNUAL            STOCK
NAME AND POSITION              YEAR       SALARY        BONUS                COMPENSATION            AWARDS         OPTIONS


David A. Collins........       1997      $225,000     $188,000                    -0-                 -0-             -0-
    President and Chief        1996      $419,000     $ 31,000                    -0-                 -0-             -0-
    Executive Officer          1995      $139,583        -0-                      -0-                 -0-             -0-

Matthew D. Pond........        1997      $135,000     $215,000                    -0-                 -0-             -0-
    Chief Financial            1996      $240,000        -0-                      -0-                 -0-             -0-
    Officer                    1995      $ 64,583        -0-                      -0-                 -0-             -0-


Option Grants. No options were granted to the Chief Executive Officer or the Chief Financial Officer during the fiscal years ended December 31, 1997, 1996 and 1995.

Aggregated Option Exercises and Fiscal Year-End Option Values. The following table provides information with respect to options exercised during the fiscal year ended December 31, 1997 by the officers of the Company listed in the preceding table and the fiscal year-end value of unexercised options held by such officers:

                                                        NUMBER OF                    VALUE OF UNEXERCISED
                                                   UNEXERCISED OPTIONS               IN-THE-MONEY OPTIONS
                                                            AT                                AT
                                                   DECEMBER 31, 1997 (1)             DECEMBER 31, 1997 (2)
                                                   ---------------------             --------------------
                          SHARES
                         ACQUIRED
                            ON         VALUE                         NOT                               NOT
         NAME            EXERCISE    REALIZED     EXERCISABLE    EXERCISABLE      EXERCISABLE      EXERCISABLE
                         --------    --------     -----------    -----------      -----------      -----------

David A. Collins           0              $0          300,000             0        $3,375,000               $0

Matthew D. Pond            0              $0          230,000        72,000        $2,587,500         $810,000

-----------------------------------
(1) Adjusted to reflect the 1-for-2.5 reverse stock split on June 26, 1997.

(2) Calculated by multiplying the number of shares underlying outstanding in-the-money options by the difference between the fair market value of the Common Stock on December 31, 1997 ($13.75 per share), calculated with reference to the closing price of the Company's Common Stock on the NASDAQ Small Cap Market on that date, and the exercise price, which is $2.50 per share, adjusted for the June 26, 1997 reverse stock split. Options are in-the-money if the fair market value of the underlying Common Stock exceeds the exercise price of the option shares.

Compensation of Directors. Directors do not receive compensation for service on the Board of Directors; however, employee-Directors are eligible to participate and do participate in the Company's Stock Plan as stated above.

Employment Agreements. The Company has not entered into employment agreements with its above named Executive Officers.

Board of Directors Interlocks and Insider Participation. Messrs. Collins, Locander and Pond served on the Board of Directors in 1997. Messrs. Collins and Pond also serve as executive officers of the Company and as directors and officers of its various subsidiary corporations.

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

The bonuses posted on the executive compensation schedule above represent advances made, for anticipated expenses and various other costs, originally posted as an employee receivable, that have been forgiven and/or fully reserved by the Company at year end for the years ended December 31, 1997 and 1996.

Item 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Based upon information contained in (i) the Shareholder List of the Company as of March 31, 1998 prepared by the Company's Transfer Agent, American Securities Transfer and Trust, Inc., and (ii) securities deemed outstanding pursuant to Rule 13d-3 (d) (1) of the Exchange Act at the date of this Annual Report, the following table sets forth certain information regarding the beneficial ownership of the Company's Common Stock by each person known to the Company to be the owner of more than five percent of the outstanding shares of its Common Stock, and by each executive officer named in the Summary Compensation Table (see "Executive Compensation") and by all Directors and executive officers of the Company as a group:

     (1)                         (2)                                (3)                 (4)
  Title of                Name and Address of              Amount and Nature of      Percent of
   Class                  Beneficial Owner                 Beneficial Ownership        Class
   -----                  ----------------                 --------------------        -----

   Common      David A. Collins                             911,448; Direct (1)        18.6%

               One Riverway, Suite 2450
               Houston, Texas 77056

   Common      Northern Globe Building Materials, Inc.      538,316; Direct            10.9%
               22 Sydenham Street, P O Box 966
               Brantford, Ontario
               Canada    N3T  5S1

   Common      All named executive officers and             1,151,448; Direct (2)      23.5%
               Directors as a group (2 persons)

(1) Includes 300,000 shares that may be acquired upon the exercise of vested options
(2) Includes 530,000 shares that may be acquired upon the exercise of vested options

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During 1995, certain international investors reimbursed the Company $132,000 for salaries paid to certain of the Company's executive employees to compensate the Company for time of the employees spent on special projects for the investors which were not related to the Company. There were no salaries reimbursed for 1996 or 1997.

                                     PART IV

Item 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)      List of Financial Statements:

         See: "Index to Financial Statements" set forth on Page F-1 of this Form 10-K."

(b)      Reports on Form 8-K:

         None.

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

         2.4 Plan and Agreement of Merger among Striker Industries, Inc., GSR Industries, Inc., Striker Acquisition No. 3, Inc., Newgen Holding, Inc., Donald F. Smith, Edward T. Nesselroade, et al dated as of November 29, 1996 filed as Exhibit 2.4 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         3.1 Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit 3.1 to the Company's 1993 Form 10-KSB, and incorporated herein by reference).

         3.2 By-laws of the Company (filed as Exhibit 3.2 to the Company's 1993 Form 10-KSB, and incorporated herein by reference).

         3.3 Certificate of Amendment to the Company's Certificate of Incorporation effecting a 1-for-2.5 reverse stock split of the issued Common Stock of the Company, filed in the office of the Secretary of State of Delaware on June 26, 1997.

         4.1 Pages 1, 2 and 3 of the Certificate of Amendment to the Company's Certificate of Incorporation filed in the office of the Secretary of State of Delaware on September 27, 1993 (included as part of Exhibit 3.1 above and filed as Exhibit
                  4.1 to the Company's 1993 Form 10-KSB, and incorporated herein by reference).

         4.2 Security Agreement between the Company's wholly owned subsidiary, Striker Paper Corporation, and Finova Capital Corporation dated April 25, 1995 covering a revolving credit facility (filed as Exhibit 4.2 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.3 Warrant of the Company issued in February and March 1995 to purchase, in the aggregate, up to 400,000 shares of the Company's Common Stock (filed as Exhibit 10.8 to the Company's 1994 Form 10-KSB, and incorporated herein by reference).

         4.4 Subordinated Note of the Company maturing December 31, 2005 ($2,577,000 in aggregate principal amount) issued December 29, 1997, referred to in the Company's 1997 Form 10-K as Zero Coupon Notes.

         4.5 Subordinated Promissory Note of the Company's wholly-owned subsidiary, West Oxford Industries, Inc., maturing December 31, 2005 ($4,100,000 in aggregate principal amount) issued December 26, 1997, referred to in the Company's Form 10-K as Zero Coupon Notes.

         4.6 Credit facilities' commitment letter agreement dated May 16, 1995 between North American Trust Company of Hamilton, Ontario, Canada and the Company's wholly-owned Canadian subsidiary, Striker Paper Canada, Inc. (filed as Exhibit 4.6 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.7 $2,000,000 Canadian dollar amount Debenture of Striker Paper Canada, Inc. in favor of North American Trust Company, dated July 13, 1995 (filed as Exhibit 4.7 to the Company's 1995 Form 10-K and incorporated herein by reference).

         4.8 General Security Agreement dated July 13, 1995 between Striker Paper Canada, Inc. and North American Trust Company (filed as
                  Exhibit 4.8 to the Company's 1995 Form 10-K and incorporated herein by reference).

         4.9 Financial Assistance Agreement dated May 16, 1995 between Ontario Development Corporation, Striker Paper Canada, Inc. and Striker Industries, Inc. (filed as Exhibit 4.9 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.10 Warrant of the Company to purchase up to 60,000 shares of the Company's Common Stock issued to Ontario Development Corporation, dated September 8, 1995 (filed as Exhibit 4.10 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.11 Mortgage and Security Agreement between the Company's indirect Wholly-owned Subsidiary, Striker Holdings, Inc., and Finova Capital Corporation dated as of April 25, 1995 securing payment of all Obligations owing by the Company and any of its subsidiary corporations to Finova Capital Corporation (filed as Exhibit 4.11 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.12 Promissory Note of the Company's Wholly owned Subsidiary, STDF Corp., maturing December 31, 2005 ($4,925,000 in aggregate principal amount) issued September through December, 1997, referred to in the Company's 1997 Form 10-K as Zero Coupon Notes.

         4.13 Guaranty of the Company of covering all Subordinated Notes of its wholly owned subsidiary, STDF Corp., referred to in
                  Exhibit 4.12.

         4.14 Guaranty of the Company covering all Promissory Notes of its wholly owned subsidiary, West Oxford Industries, Inc., referred to in Exhibit 4.5.

         4.15 10% Convertible Subordinated Note of the Company's wholly-owned Subsidiary, West Oxford Industries, Inc., dated October 28, 1996 ($798,000 in aggregate principal amount), with Exhibit A thereto (filed as Exhibit 4.15 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.16 Letter agreement dated January 23, 1997 amending the first paragraph only of all 10% Convertible Subordinated Notes dated October 28, 1996 referred to in Exhibit 4.15 (filed as Exhibit
                  4.16 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.17 Guaranty of the Company covering all 10% Convertible Subordinated Notes dated October 28, 1996, of its Wholly-owned subsidiary, West Oxford Industries, Inc., referred to in
                  Exhibit 4.15 (filed as Exhibit 4.17 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.18 Original Issue Discount Promissory Note of the Company ($2,310,000 in original principal amount) issued by the Company on November 26, 1996 and on January 21, 1997 (filed as
                  Exhibit 4.18 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.19 Warrant of the Company issued on November 26, December 2 and December 18 and on January 21, 1997 to holders of the Company's Original Issue Discount Notes covering the right to purchase, in the aggregate, up to 330,000 shares (now 132,000 shares, adjusted for the 1-for-2.5 reverse stock split on June 26, 1997, referred to in Exhibit 3.3) of the Company's Common Stock (filed as Exhibit 4.19 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.20 Security Agreement dated as of January 21, 1997 between the Company's Wholly-owned subsidiaries, West Oxford Industries, Inc., Striker Holdings, Inc. and Striker Paper Corporation, and BlueStone Capital Partners, LP, Agent for the holders of the Original Issue Discount Promissory Notes of the Company referred to in Exhibit 4.18 (filed as Exhibit 4.20 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.21 Mortgage Agreement dated as of January 21, 1997 between the Company's Wholly-owned Subsidiary, Striker Holdings, Inc., and BlueStone Capital Partners, LP, Agent for the holders of the Company's Original Issue Discount Promissory Notes referred to in Exhibit 4.18, second subordinate and junior in priority to the Mortgage and Security Agreement in favor of Finova Capital Corporation referred to in Exhibit 4.11, securing payment of the Company's Original Issue Discount Notes referred to in
                  Exhibit 4.18 (filed as Exhibit 4.21 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.22 Forbearance Agreement dated August 11, 1997 between Laurentian Bank of Canada and the Company's wholly owned subsidiary, Striker Paper Canada, Inc.

         4.23 Forbearance Agreement dated October 20, 1997 between Finova Capital Corporation, The Company, Striker Paper Corporation and Striker Holdings, Inc, direct or indirect wholly owned subsidiaries of the Company.

         4.24 Letter agreement of Forbearance and subordination dated December 11, 1997 between BlueStone Capital Partners, L.P. and the Company.

         10.1 Financing Proposal dated October 20, 1997 between First Ontario Fund and the Company's Canadian subsidiary, Striker Paper Canada, Inc.

         10.2 Credit Facility commitment letter dated December 23, 1997 between Credit Union Central of Ontario Limited, So-Use Credit Union Limited and the Company's Canadian subsidiary, Striker Paper Canada, Inc.

         10.3 Lease Agreement dated February 8, 1994, between Coventry Fund I Ltd. and the Company, covering the Company's leased administrative and finance offices in Houston, Texas (filed as Exhibit 10.4 to the Company's 1993 Form 10-KSB, and incorporated herein by reference).

         10.4 1994 Amended and Restated Incentive Stock Plan of the Company (filed as Exhibit 10.9 to the Company's 1994 Form 10-KSB, and incorporated herein by reference).

         21.1 The following is a list of all subsidiaries of the Company and the respective state or province of incorporation of each subsidiary. The Company owns directly, of record and beneficially, all of the voting stock of Striker Holdings, Inc., Striker Paper Canada, Inc., Striker Services Canada, Inc., West Oxford Industries, Inc. and STDF Corp. Striker Holdings, Inc., in turn, owns directly, of record and beneficially, all of the voting stock of Striker Paper Corporation. Each subsidiary conducts its business under its corporate name designated below:


                                      Name                                  State (Province) of Incorporation
                                      ----                                  ---------------------------------
                           Striker Holdings, Inc.                                       Texas
                           Striker Paper Corporation                                   Arkansas
                           Striker Paper Canada, Inc.                           Province of Ontario, Canada
                           Striker Holdings (Canada) Inc.                      Province of Ontario, Canada
                           West Oxford Industries, Inc.                                 Texas
                           STDF Corp.                                                   Texas

         27       Financial Data

                                   SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        STRIKER INDUSTRIES, INC.




                                        by:  /s/ DAVID A. COLLINS
                                           ------------------------------------
                                             David A. Collins, President and
                                             Chief Executive Officer




DATE:     April 15, 1998



In accordance with the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the date indicated:

                Signature                            Title                               Date


             /s/ DAVID A. COLLINS                                                   April 15, 1998
             ----------------------------
             David A. Collins               Director, President and
                                                      Chief Executive Officer



            /s/ MATTHEW D. POND                                                     April 15, 1998
            -----------------------------
            Matthew D. Pond                 Director, Chief Financial
                                                      Officer

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEX TO FINANCIAL STATEMENTS


                                                                                                          Page
                                                                                                          ----

CONSOLIDATED FINANCIAL STATEMENTS OF
    STRIKER INDUSTRIES, INC.

      Independent Auditors' Report                                                                         F-2

      Consolidated Balance Sheets - December 31, 1997 and December 31, 1996                                F-3

      Consolidated Statements of Operations -
          Years ended December 31, 1997, 1996 and 1995                                                     F-4

      Consolidated Statements of Stockholders' Equity (Deficit) -
          Years ended December 31, 1997, 1996, and 1995                                                    F-5

      Consolidated Statements of Cash Flows -
          Years ended December 31, 1997, 1996, and 1995                                                    F-6

      Notes to Consolidated Financial Statements                                                           F-8


                          INDEPENDENT AUDITORS' REPORT



To the Board of Directors and Stockholders
Striker Industries, Inc.:


We have audited the accompanying consolidated balance sheets of Striker Industries, Inc. (a Delaware corporation), and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three-year period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Striker Industries, Inc., and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.



                                                  KPMG Peat Marwick LLP


Houston, Texas
April 15, 1998

                    STRIKER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                           December 31, 1997 and 1996


                                   Assets                                    1997             1996
                                   ------                                    ----             ----
Current assets:
   Cash and cash equivalents                                            $    151,941           292,485
   Cash, restricted as to use                                                     --           360,000
   Accounts receivable:
     Trade                                                                        --           492,533
     Employee                                                                180,000                --
     Other, net of bad debt allowance of 489,671
        and 489,671 for December 31, 1997 and 1996,
        respectively                                                           4,006            45,067
   Inventories:
     Raw materials                                                             1,365            25,221
     Finished goods                                                               --           210,301
   Prepaid expenses and other current assets                                 158,130           418,958
                                                                        ------------      ------------

             Total current assets                                            495,442         1,844,565

Property and equipment, net                                               13,988,832        15,943,490

Deferred costs and other, net                                                 72,782         1,412,411
                                                                        ------------      ------------

             Total assets                                               $ 14,557,056        19,200,466
                                                                        ============      ============

                  Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Revolving line of credit                                             $     23,148           529,950
   Current portion of long term debt                                         723,476         3,463,950
   Current obligations under capital leases                                    7,650            35,962
   Trade accounts payable                                                  2,875,965         2,524,519
   Accrued liabilities                                                       703,113           932,515
                                                                        ------------      ------------

             Total current liabilities                                     4,333,352         7,486,896

Long-term liabilities:
   Zero coupon notes payable                                              10,507,965                --
   Subordinated notes payable                                                     --         5,300,000
   Term loans, net of current portion                                        920,450           534,650
   Capital lease obligation                                                   10,919            18,750
                                                                        ------------      ------------

             Total long-term liabilities                                  11,439,334         5,853,400
                                                                        ------------      ------------

Stockholders' equity(deficit):
   Preferred stock, $.20 par value, 5,000,000 shares
     authorized, none issued                                                      --                --
   Common stock, $0.50 par value, 25,000,000 shares
     authorized, 4,370,922 shares issued
     and outstanding                                                       2,187,862         2,187,862
   Stock subscriptions receivable                                           (275,000)         (275,000)
   Additional paid-in capital                                             14,938,085        14,095,085
   Accumulated deficit                                                   (17,632,301)       (9,988,500)
   Foreign currency translation adjustment                                  (359,276)          (84,277)
   Less treasury stock at cost; 4,800 shares                                 (75,000)          (75,000)
                                                                        ------------      ------------

             Total stockholders' equity (deficit)                         (1,215,630)        5,860,170

Commitments and contingencies
                                                                        ------------      ------------

             Total liabilities and stockholders' equity (deficit)       $ 14,557,056        19,200,466
                                                                        ============      ============

See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

              For the years ended December 31, 1997, 1996 and 1995


                                                                   Year ended December 31,
                                                      ----------------------------------------------
                                                         1997             1996             1995
                                                         ----             ----             ----
Revenues                                              $ 1,574,958      $ 7,342,748      $ 7,983,577

Cost of sales                                           3,224,236        6,942,994        7,023,242
                                                      -----------      -----------      -----------

                Gross margin                           (1,649,278)         399,754          960,335

Selling, general and administrative expenses, net
    of salary reimbursements of $0,
    $0 and $132,000, respectively                       3,367,392        5,597,098        1,992,738
Loss on asset impairment                                  791,006          391,635               --
                                                      -----------      -----------      -----------

                Operating loss                         (5,807,676)      (5,588,979)      (1,032,403)
                                                      -----------      -----------      -----------
Other income (expense):
    Interest expense, net                              (1,986,125)        (840,510)        (311,004)
    Other income/(expense)                                150,000               --           33,773
                                                      -----------      -----------      -----------

                Loss before income taxes               (7,643,801)      (6,429,489)      (1,309,634)

Income taxes                                                   --               --               --
                                                      -----------      -----------      -----------
                Net loss                              $(7,643,801)       6,429,489        1,309,634
                                                      ===========      ===========      ===========

Basic and diluted net loss per common share           $     (1.75)           (1.48)            (.33)
                                                      ===========      ===========      ===========



See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY(DEFICIT)

              For the years ended December 31, 1997, 1996 and 1995

                                                      Common stock               Stock         Additional
                                              ----------------------------    subscriptions      paid-in      Accumulated
                                                 Shares          Amount        receivable        capital        deficit
                                                 ------          ------        ----------        -------        -------
Balances, December 31, 1994                   $  3,480,739    $  1,740,370    $  (450,000)    $ 5,123,883     $ (2,249,377)
Warrants issued                                         --              --             --         950,000              --

Warrants exercised                                 226,667         113,334             --       1,020,002              --

Common stock issued for Thorold
   Canada plan acquisition                         538,316         269,158             --       7,038,523              --

Fees on warrants issued and exercised                   --              --             --        (233,238)             --

Write-off of stock subscriptions receivable             --              --        214,000        (214,000)             --

Foreign currency translation                            --              --             --              --              --

Net loss                                                --              --             --              --       (1,309,634)
                                              ------------    ------------    -----------     ------------    ------------

Balances, December 31, 1995                      4,245,722       2,122,862       (236,000)     13,685,170       (3,559,011)

Common stock issued                                 20,000          10,000             --         189,915              --

Employee stock subscriptions issued                110,000          55,000       (275,000)        220,000              --

Payments received for stock-
   subscribed payments                                  --              --        236,000              --              --

Treasury stock issued                               (4,800)             --             --              --              --

Foreign currency translation                            --              --             --              --              --

Net loss                                                --              --             --              --       (6,429,489)
                                              ------------    ------------    -----------     ------------    ------------

Balances, December 31, 1996                      4,370,922       2,187,862       (275,000)     14,095,085       (9,988,500)

Capital contribution                                    --              --             --          45,000              --

Subordinated notes converted into warrants              --              --             --         798,000              --

Foreign currency translation                            --              --             --              --              --

Net loss                                                --              --             --              --       (7,643,801)
                                              ------------    ------------    -----------     -----------     ------------

Balances, December 31, 1997                   $  4,370,922    $  2,187,862    $  (275,000)    $14,938,085     $(17,632,301)
                                              ============    ============    ===========     ===========     ============


                                                    Treasury      Accumulated        Total
                                                     stock      foreign currency  stockholders'
                                                    at cost        adjustment    equity(deficit)
                                                    -------        ----------    --------------
Balances, December 31, 1994                        $       --      $       --    $  4,164,876
Warrants issued                                            --              --         950,000

Warrants exercised                                         --              --       1,133,336

Common stock issued for Thorold
   Canada plan acquisition                                 --              --       7,307,681

Fees on warrants issued and exercised                      --              --        (233,238)

Write-off of stock subscriptions receivable                --              --              --

Foreign currency translation                               --         (67,277)        (67,277)

Net loss                                                   --              --      (1,309,634)
                                                   ------------    -----------     ----------

Balances, December 31, 1995                                --         (67,277)     11,945,744

Common stock issued                                        --              --         199,915

Employee stock subscriptions issued                        --              --              --

Payments received for stock-
   subscribed payments                                     --              --         236,000

Treasury stock issued                                   (75,000)           --         (75,000)

Foreign currency translation                               --         (17,000)        (17,000)

Net loss                                                   --              --      (6,429,489)
                                                   ------------    ----------      ----------

Balances, December 31, 1996                             (75,000)      (84,277)      5,860,170

Capital contribution                                       --              --          45,000

Subordinated notes converted into warrants                 --              --         798,000

Foreign currency translation                               --        (274,999)       (274,999)

Net loss                                                   --              --      (7,643,801)
                                                   ------------    ----------      ----------

Balances, December 31, 1997                        $    (75,000)     (359,276)    $(1,215,630)
                                                   ============    ==========     ===========


          See accompanying notes to consolidated financial statements.

                        STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                          Consolidated Statements of Cash Flows

                   For the years ended December 31, 1997, 1996 and 1995


                                                                               Year ended December 31,
                                                                     -----------------------------------------
                                                                         1997           1996           1995
                                                                         ----           ----           ----
Cash flows from operating activities:
   Net loss                                                          $(7,643,801)     (6,429,489)    (1,309,634)
   Adjustments to reconcile net loss to net cash
     used in operating activities:
       Depreciation                                                      877,417        804,085        749,139
       Amortization                                                      863,302        192,820         40,750
       Loss on asset impairment                                          791,006        391,635             --
       Gain on equipment casualty                                       (117,821)            --             --
       Write-off of deferred finance costs                               870,158             --             --
       Forgiveness of accrued interest payable                          (559,825)            --             --
       Expenses financed through note agreement                           75,276             --             --
       Reimbursement for executive salaries                                   --             --       (132,000)
       Changes in assets and liabilities:
         (Increase) decrease in accounts receivable                      353,594         18,873        (15,113)
         (Increase) decrease in inventories                              234,157        (63,540)       175,067
         Increase in prepaid expenses and other current assets           260,829       (156,201)       (68,308)
         Increase (decrease) in accounts payable and
         accrued liabilities                                             745,900        803,162      1,421,931
                                                                     -----------    -----------    -----------
               Net cash provided by (used) in operating activities    (3,249,808)    (4,438,655)       861,832
                                                                     -----------    -----------    -----------

Cash flows from investing activities:
   Purchases of property and equipment                                  (131,973)    (1,414,286)    (3,981,769)
   Increase in deferred acquisition costs                                     --             --       (316,705)
   Proceeds from property and equipment casualty losses                  197,000             --             --
   Proceeds from sales of property and equipment                              --        803,771             --
   Proceeds from certificate of deposit maturity                         360,000             --             --
   Restricted cash                                                            --             --       (360,000)
                                                                     -----------    -----------    -----------
               Net cash provided by (used) in investing activities       425,027       (610,515)    (4,658,474)
                                                                     -----------    -----------    -----------
Cash flows from financing activities:
   Proceeds from private placements of common stock                           --        200,000             --
   Warrants issued                                                            --             --        950,000
   Warrants exercised                                                         --             --      1,133,336
   Warrant fees paid                                                          --             --       (233,238)
   Proceeds from issuance of convertible subordinated notes                   --        798,000             --
   Proceeds from issuance of original issue discount notes               633,000      1,575,000             --
   Repayment of original issue discount notes                         (2,005,000)            --             --
   Proceeds from revolving lines of credit                             1,774,324      6,615,017      6,572,536
   Repayment of revolving lines of credit                             (2,281,127)    (6,960,975)    (5,701,045)
   Proceeds from fixed asset line of credit                                   --        517,500      1,608,000
   Repayments of fixed asset line of credit                             (361,950)      (418,200)       (77,283)
   Principal payments on capital leases                                  (36,144)       (65,906)       (28,947)
   Proceeds received from issuance of common stock subscribed                 --        236,000             --
   Repayment of obligation for purchase of treasury stock                     --        (75,000)            --
   Deferred and other costs paid                                        (291,831)    (1,321,338)      (383,258)
   Proceeds from subordinated notes payable                            4,402,500      4,100,000      1,200,000
   Proceeds from capital contribution                                     45,000             --             --
   Proceeds from issuance of zero coupon notes payable                   805,465             --             --
   Repayment of affiliate notes payable                                       --             --     (1,120,641)
                                                                     -----------    -----------    -----------

               Net cash provided by financing activities               2,684,237      5,200,098      3,919,460
                                                                     -----------    -----------    -----------
Net increase (decrease) in cash                                         (140,544)       150,928        122,818

Cash and cash equivalents, beginning of year                             292,485        141,557         18,739
                                                                     -----------    -----------    -----------
Cash and cash equivalents, end of year                               $   151,941        292,485        141,557
                                                                     ===========    ===========    ===========



          See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the years ended December 31, 1997, 1996 and 1995


                                                                                  Year ended December 31,
                                                                              ------------------------------
                                                                                 1997      1996      1995
                                                                                 ----      ----      ----
Supplemental schedule of noncash investing and financing activities:
    Exchange of 10.25% subordinated notes for 2.25% Zero Coupon notes         $9,747,500     --           --
    Conversion of a subordinated note to warrants                                798,000     --           --
    Issuance of common stock in consideration of acquisition of Thorold Mill          --     --    7,307,681
    Reimbursement of executive salaries from an affiliate in
      the form of forgiveness of notes payable                                        --     --      132,000
    Gain on pulp hedge contract with an affiliate in the form of
      forgiveness of notes payable                                            $       --     --      467,772
                                                                              ==========  ======   =========



          See notes to accompanying consolidated financial statements

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                           DECEMBER 31, 1997 and 1996


1.  ORGANIZATION AND OPERATIONS:

Description of Business

Striker Industries, Inc. (Striker or the Company), a Delaware corporation, is in the business of manufacturing recyclables and pulp products into a paper-based felt and asphalt saturated felt paper for use in the roofing industry.

During May 1997, the Company's shareholders approved a 1-for-2.5 reverse stock split. For consistency, all reported share amounts have been restated to reflect the reverse stock split.

Financial Condition and Basis of Preparation

During April 1996, the Company signed an agreement to combine in a merger transaction (the Transaction) with the indirect parent corporation of GS Roofing Products Company, Inc. (GS Roofing). A Registration Statement required to raise the equity component of the financing required for closing was filed with the Securities and Exchange Commission on December 26, 1996. The Transaction was anticipated to close on or before April 30, 1997. On or about February 4, 1997, the President of GS Roofing sent a notice to the Company of GS Roofing's repudiation of the Transaction. Consequently, due in part to the significant resources allocated to the Transaction and the acceleration of debt payments, the ability of the Company to continue has been impaired.

The consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty. Throughout 1997, the Company implemented several strategies to survive in the wake of the failed Transaction and the suspension of operations at its Thorold and Stephens Mills (discussed in further detail below).

o For the year ended December 31, 1997, the Company has raised over $5,000,000 of subordinated debt to fund working capital needs and retire a substantial portion of the OID Note (see Note 6 to Notes To Consolidated Financial Statements).

o The Company exchanged subordinated notes payable for newly issued Zero Coupon notes payable at a lower stated rate of interest. This exchange allowed the Company to extend the maturity date from 1998 to 2005 on approximately $10,000,000 of subordinated debt and reduce the interest rate due thereon, from 10.25% to 2.25%. In December 1997, the Company issued an additional $1,000,000 of Zero Coupon notes payable maturing December 31, 2005, with principal and interest due upon maturity (see
         Note 6 to Notes To Consolidated Financial Statements).

o The Company converted the West Oxford Subordinated Notes into warrants to purchase common stock (see Note 6 to Notes To Consolidated Financial Statements).

o The Company was able to negotiate an amended financing agreement with its Canadian lender. This agreement limits the ability of the lender to enforce its rights for technical default items, specifically ratio and financial covenants, under its existing financing and security agreements with Striker Canada until August 1, 1998 (see Note 6 to Notes To Consolidated Financial Statements).

o The Company negotiated a forbearance agreement with its Stephens lender (the Forbearance Agreement). This agreement calls for the Company to make equal monthly payments of principal and interest for a period of approximately three years. The Stephens lender agreed to forbear as long as payments are made and the other conditions of the Forbearance Agreement are complied with (see Note 6 to Notes To Consolidated Financial Statements).

o The Company's Canadian subsidiary accepted a Financing Proposal from a Canadian lender for a $1,500,000 Canadian credit facility to finance the restart of the Thorold Mill and for general working capital requirements. On January 30, 1998, the Company's Canadian subsidiary accepted a credit facility proposal from a Canadian Credit Union for an $800,000 Canadian line of credit to fund working capital requirements pending collection of accounts receivable in connection with the start-up of the Thorold Mill. Effective March 20, 1998, these financings were closed and the Canadian subsidiary received a first tranche funding of $1,250,000 Canadian pursuant to the signings of the financing agreements with the Canadian lenders on April 14, 1998 (see
         Note 19 to Notes To Consolidated Financial Statements).

There can be no assurances that the ultimate resolution of the above items, either individually or in the aggregate will be adequate to ensure the existence of the Company as a going concern.

The Company experienced a decrease in current liabilities for the year ended December 31, 1997 from the year ended December 31, 1996. Although the Company has experienced a decrease in current liabilities, the Company has a working capital deficit of $3,837,910 at December 31, 1997 compared to a working capital deficit of $5,642,331 at December 31, 1996. The decrease in current liabilities is primarily due to a reclass of short-term debt to long-term debt coupled with a substantial reduction in both lines of credit partially offset by an increase in accounts payable.

On January 16, 1997, the Company experienced a fire at its Thorold Mill. An electrical short in the main building that houses the paper line caused the fire. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The Company immediately contacted its insurance carrier and started rebuilding the damaged plant building and replacement of the damaged equipment. The repairs and rebuilding of the plant and its equipment were completed on or about May 30, 1997.

As of the date of this report, both of the Company's plants are idled. The fire related repairs and rebuilding are complete at the Thorold Mill, however, there are still capital projects that need to be completed prior to start-up. Management has also identified several capital projects that are necessary at the Stephens Mill to begin operations and improve efficiencies needed for profitable operation. However, for the Company to benefit fully from any improvements made to the plants, the Company must operate the plants at capacity (for the full production levels, typically 11.5 months per year). Management is committed to seek and obtain the necessary financing to resume operations, but not to resume operations in any instance until the financing for each plant is in place and the capital projects have been completed.

There have been several events from the prior year that continue to affect the Company. During 1996 and early 1997, the Company devoted substantial amounts of cash to acquisition activities for the Transaction. The Company raised over $3,000,000 in subordinated debt during 1996 and early 1997 to pay for the costs of the Transaction. It was the intention of the Company to pay all outstanding debt and past-due payables upon the closing of the Transaction. Due to the substantial amounts of cash used for acquisition activities and the intention to pay all of the payables at closing, accounts payable were aged beyond their terms. Due to the significant resources devoted to the Transaction and subsequent wrongful repudiation of the Transaction, the Company's ability to repay debt, pay past-due accounts payable, finance needed capital projects and continue operations has been gravely impaired.

The factors listed above have led to the ongoing working capital deficit. Upon a resumption of operations, the Company must closely monitor operations and continue to identify and implement capital projects that will improve efficiencies and lower costs. However, there can be no assurance that such cost reductions will allow the Company to achieve profitability.

Management is currently pursuing various strategies in order to provide needed liquidity and provide financing for capital projects. Management believes that negotiations regarding obtaining new debt and/or equity financing are vital to continuing operations. Subsequent to year-end, the Company successfully completed an aggregate $2,300,000 Canadian term loan and revolving line of credit facility with new Canadian lenders. Management believes that this new loan will provide the ability for the Company to complete necessary capital improvement projects and provide working capital for the Thorold Mill start up. Additionally, Management is in discussion with various financing groups including government sponsored programs and lenders for financing for the Stephens Mill.

Management believes that the Company can achieve profitability through operational changes, improvements and acquisitions. Management believes that strategic acquisitions can enhance profitability and increase investor/shareholders' value in the Company. The Company intends to focus on strategic acquisitions in order to grow, gain economies of scale and allocate administrative costs after it has completed the start up at both Mills.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including profitable operation of both Mills, penetration of existing and new markets at a profitable margin and volume levels and cash liquidity.

Management does not believe its existing funds and its existing financial arrangements will adequately fund the cash needs of the start-up of both Mills and the Company's operations during the next year. To meet working capital requirements and expand its business, the Company will need to borrow additional amounts, obtain an additional third-party credit facility and/or restructure its existing debt. The Company currently has two existing credit lines, one consisting of a revolving line of credit and a term loan collateralized by receivables, inventories, and fixed assets and one consisting of a term loan collateralized by receivables, inventories and fixed assets. At December 31, 1997, there were no amounts available under the line of credit. The Company is pursuing additional financing arrangements that might include private or public sales of equity or debt securities. However, there can be no assurances that the Company will be able to obtain any additional debt or equity financing.

Management believes that some, if not all, of the above mentioned strategies will allow the Company to obtain sufficient working capital and acquisition financing to continue with its plan of growth through acquisitions. However, there can be no assurance that any of these strategies will be achieved or that the Company will be able to exist as a going concern.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Basis of Presentation

Certain reclassifications have been made to the 1996 and 1995 consolidated financial statements to conform to the 1997 presentation.

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

Restricted Cash

At December 31, 1996, cash restricted as to use of $360,000, represents short-term certificates of deposit pledged to the Company's Canadian Lender. On or about December 5, 1997, pursuant to a forbearance agreement between Striker Canada and its Canadian lender, the short-term certificates of deposit matured, were cashed and the proceeds used to retire the balance on the revolving line of credit.

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

Recoverability of assets to be held and used is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell. As a result of adopting this statement, the Company recorded an asset impairment of $391,635 in 1996. For the year ended December 31, 1997, the Company recorded an asset impairment of $791,006. Both impairments related primarily to idle saturating equipment located at the Stephens Mill.

Depreciation

The Company uses the units-of-production method of depreciation for substantially all machinery and equipment. The units-of-production method provides for depreciation charges proportionate to the level of production activity thereby recognizing that depreciation of the Company's machinery is related to physical wear of the equipment and represents a method common to that used by many in the pulp and paper industry. Idle machinery and equipment is depreciated at twenty-five percent of depreciation calculated using the straight-line method for the periods in which the machinery and equipment is idle.

Deferred Costs and Other, Net

Deferred costs and other, net, include organization costs and deferred acquisition and financing costs in 1997 and 1996. The organization costs were amortized over a five-year period on a straight-line basis. As of the years ended December 31, 1996 and 1997, the Company's organization costs have been fully amortized. Where applicable deferred acquisition costs are added to the cost of the assets acquired after the acquisition is completed. Deferred financing costs are being amortized over the life of the related respective financing obtained.

Income Taxes

The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rate and laws that will be in effect when the differences are expected to reverse. The effect on deferred tax assets and liabilities of a change in tax rates is recongized in income in the period that includes the enactment date.

Revenue Recognition

The Company generally recognizes revenue when products are shipped or when the customer has accepted the product.

Earnings (Loss) Per Common Share

In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share." SFAS No. 128 established standards for computing and presenting income
(loss) per common share. It replaces primary and fully diluted income (loss) per common share with basic and diluted income (loss) per common share. Basic income
(loss) per common share excludes dilution and is computed by dividing income
(loss) available to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per common share reflects the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock. When dilutive, stock options and warrants are used in the computation of diluted earnings (loss) per common share as share equivalents using the treasury stock method.

The number of weighted average shares outstanding used in computing the earnings
(loss) per share was 4,370,922 in 1997, 4,335,202 in 1996 and 3,952,950 in 1995.
Basic and diluted earnings (loss) per share are the same for each of these years. In calculating diluted earnings (loss) per share for the years ended December 31, 1997, 1996 and 1995, options to purchase 620,000, 620,000 and
1,030,0000 shares of common stock, respectively at exercise prices ranging from $2.50 to $14.38 per share, and warrants to purchase 344,827, 26,667 and 26,667 shares of common stock, respectively at exercise prices ranging from $5.00 to $7.50 per share were outstanding during the respective years but were not included in the computation of diluted earnings (loss) per common share due to their antidilutive effect.

Stock Based Compensation

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" (SFAS 123). SFAS 123 allows a company to adopt a new fair value based method of accounting for its stock based compensation plans, or to continue to follow the intrinsic method of accounting prescribed by Accounting Principles Board (APB) Opinion No. 25 "Accounting for Stock to Employees."

The Company has elected to continue to follow APB Opinion No.25 and provide the pro forma disclosures as required by SFAS 123.

Translation of Foreign Currency Financial Statements

Assets and liabilities of the foreign subsidiary have been translated into United States dollars at the applicable rates of exchange in effect at the end of the period reported. Revenues and expenses have been translated at the applicable weighted average rates of exchange in effect during the period reported. Translation adjustments are reflected as a separate component of stockholders' equity. Any transaction gains and losses are included in the determination of net income (loss).

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

3.  PROPERTY AND EQUIPMENT, NET:

The Company's property and equipment consisted of the following:

                                                                               December 31,       December 31,
                                                           Useful Life             1997               1996
                                                           -----------             ----               ----
     Machinery, equipment and vehicles                     5 - 12 years       $ 15,079,760       $ 15,993,022
     Buildings                                             25 years                717,857            807,229
     Computer and office equipment                         5 years                 737,956            728,092
     Land improvements                                     5 years                 266,533            260,760
     Machinery, equipment and
        vehicles under capital leases                      2 - 5 years              78,504            139,266
     Spare Parts                                              -                    208,984            274,472
     Land                                                     -                    150,000            150,000
                                                                              ------------       ------------
                                                                                17,239,594         18,352,841
     Less- Accumulated depreciation
        and amortization                                                        (3,250,761)        (2,409,351)
                                                                              ------------       ------------

                                                                              $ 13,988,833       $ 15,943,490
                                                                              ============       ============

4.  DEFERRED COSTS AND OTHER, NET:

The Company's deferred costs and other, net, consisted of the following:

                                               December 31,      December 31,
                                                   1997              1996
                                                   ----              ----
     Deferred financing costs                    $ 41,970        $ 1,344,297
     Deferred acquisition costs                         -                  -
     Deposits                                      15,540             47,751
     Patents                                       25,029             25,029
     Less- Accumulated amortization                (9,757)            (4,666)
     Organization costs                            78,025             78,025
     Less- Accumulated amortization               (78,025)           (78,025)
                                                 --------        -----------

                                                 $ 72,782        $ 1,412,411
                                                 ========        ===========

5.  INCOME TAXES:

The Company did not recognize a provision for income taxes for the year ended December 31, 1997. The Company had tax-basis operating loss carryforwards of approximately $19,395,000 at December 31, 1997, which expire from 2007 through 2012.

Federal income taxes provided were different from the amount computed by applying the statutory U.S. federal income tax rate (34 percent) for the following reasons:


                                                              Years ended
                                                              December 31
                                                              -----------
                                                    1997          1996           1995
                                                    ----          ----           ----
Tax provision (benefit) at statutory rates     $ (2,599,000)  $(2,186,000)   $ (445,275)
(Increase) decrease resulting from-
   deferred tax asset valuation allowance         2,661,000     2,266,000       442,275
   Miscellaneous                                    (62,000)      (80,000)        3,000
                                                -----------   ------------   ----------
                                                $        --   $        --    $       --
                                                ===========   ===========    ==========

The tax effect of temporary differences and tax attributes representing deferred tax liabilities and assets are as follows at December 31:

                                                                           Deferred Benefit (Provision)
                                                                                for the Year Ended
                                                       ---------------------------------------------------------
                                                         December 31,           December 31,         December 31,
                                                           1997                   1996                  1995
                                                           ----                   ----                  ----
Current deferred income tax assets-
   Current capital lease obligation                    $         -              $    -               $   18,000
   Accruals                                                 20,000                  21,000               39,000
   Inventory
                                                                --                  (2,000)               2,000
   Valuation allowances                                    (20,000)                (19,000)             (49,000)
                                                       -----------              ----------           ----------

     Total current deferred income tax assets, net     $        --              $       --           $   10,000
                                                       ===========              ==========           ==========

Noncurrent deferred income tax assets
(liabilities)-
   Net operating loss carryforwards                    $ 6,594,000              $ 3,997,000          $1,514,000
   Property and equipment                                 (641,000)                (706,000)           (502,000)
   Assets under capital lease                                   --                       --             (72,000)
   Noncurrent capital lease obligations                         --                       --              45,000
   Valuation allowances                                 (5,953,000)              (3,291,000)           (995,000)
                                                       -----------              -----------          ----------

     Total noncurrent deferred income tax
       liabilities, net                                $        --              $        --          $  (10,000)
                                                       ===========              ===========          ==========

6.  DEBT:

The Company's debt consisted of the following at:


                                                                                 December 31,       December 31,
                                                                                     1997               1996
                                                                                     ----               ----
      Zero Coupon Notes, 2.25% due 12/31/05                                     $  10,702,500      $         --
      Unamortized Discount on Zero Coupon Notes                                      (194,535)               --
      Subordinated Notes, 10.25% due 12/31/98                                              --         5,300,000
      West Oxford Subordinated Notes payable @ 13% interest                                --           798,000
      Original Issue Discount Notes                                                   380,276         1,575,000
      Stephens:
         Term loan, prime (8.5%) + 3.5%, due 5/31/01                                  534,650           652,850
         Revolving line of credit, prime + 3.5%                                        23,148           164,148
      Canadian Facility:
         Term loan, prime (6.0%) + 2.5% due 4/01/01                                   729,000           972,750
         Revolving line of credit, prime + 2.5%                                            --           365,802
      Capitalized lease obligations bearing interest at
         rates from 10% to 18% maturing between 1998
         and 2000, secured by underlying machinery,
         vehicles and computer equipment.                                              18,569            54,712
                                                                                -------------      ------------
                                                                                   12,193,608         9,883,262
      Less- Current maturities                                                       (754,274)       (4,029,862)
                                                                                -------------      ------------
                                                                                $  11,439,334      $  5,853,400
                                                                                =============      ============

CREDIT FACILITIES:

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

During September 1997, the Company received a default notice and demand for payment from its Stephens Facility lender ("the Stephens lender"). The Stephens lender issued the default notice for non-payment of outstanding interest on the term loan and the revolver in addition to technical defaults, primarily the suspension of operations at the Stephens Mill. The Company negotiated and signed a Forbearance Agreement with the Stephens lender. As a condition of the Forbearance Agreement, the Company paid all then outstanding principal and interest and continues to make monthly payments in settlement of the debt.

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

At December 31, 1997, there were no amounts available under this financing agreement.

At December 31, 1996, Striker Canada was not in compliance with certain covenants of the Canadian Facility, subsequently; the Company had reclassified the entire Canadian Facility as current debt for the year ended December 31, 1996. On August 11, 1997, the Company signed a Forbearance Agreement with the Canadian lender to waive demand rights for technical default items, namely ratio and financial covenants, for a period of three years beginning August 1, 1997. Under the original terms of the Forbearance Agreement, Striker Canada paid principal and interest in advance through January 31, 1998. On March 10, 1998, the Company entered into an amended financing agreement with the Canadian lender that required Striker Canada to prepay principal and interest through July 31, 1998. The conditions of the Forbearance Agreement were extended to July 31, 1998 as part of the new financing agreement (See Note 19 to Notes To Consolidated Financial Statements).

SUBORDINATED DEBT:

Striker Industries, Inc. Notes:

In December 1996 and January 1997, the Company issued $2,310,000 in aggregate principal amount of Original Issue Discount Notes (the "OID Notes"). The OID Notes mature at the earlier of (i) 4/25/97, or (ii) closing of any public or private debt or equity financing exceeding $10.5 million. The proceeds of the OID Notes were used for working capital needs.

In connection with the Transaction, the Company received bridge financing from the underwriter, BlueStone. As is customary with bridge financing, both the Company and the OID Note noteholders contemplated payment of the bridge notes out of the debt and equity financing of the Transaction. Following repudiation of the Transaction by GS Roofing, the Company received a demand notice from BlueStone accelerating the due date of the OID Notes to April 3, 1997 from April 25, 1997. During May 1997, $1,978,000 was repaid and the remaining balance of $332,000, by agreement in principle was to be paid by June 30, 1997. On October 28, 1997, the Company reached an agreement with BlueStone to repay the outstanding principal balance along with accrued interest of $30,876 and BlueStone's out of pocket legal expenses relating to the Transaction of $44,400. The agreement calls for the Company to make monthly payments for an eight-month period beginning in December 1997. As of the date of this report, the Company has made all payments as required by the agreement. The remaining balance of $380,276 of the OID Notes has been classified as current debt at December 31, 1997. The OID Notes are secured by a second and subordinate lien and security interest on the assets of each of the Company's U.S. subsidiaries, including its Stephens, Arkansas plant, junior in priority to the lien on the same assets held by its senior lender. The OID Notes are also guaranteed by each of the Company's U.S. subsidiaries. It is also secured by a lien and security interest on the assets of the Company's Canadian subsidiary, either junior in time or subordinated to the subsidiary's senior lenders in Canada.

On March 2, 1995, the Company issued $1,200,000 of 10.25% Subordinated Notes (the SII Notes) to international investors. The SII Notes mature on December 31, 1998, and interest is payable quarterly. The proceeds of the SII Notes were used to pay down the affiliate notes payable.

In February, March and April 1997, the Company issued $643,000 in aggregate principal amount of 10.25% Subordinated Notes (new "SII Notes") to international investors. The SII Notes mature on December 31, 1998 with interest payable quarterly. The proceeds of the Notes were used for working capital needs.

In August, September and October 1997, the Company issued $734,500 in aggregate principal amount of 10.25% Subordinated Notes (new "SII Notes") to international investors. The SII Notes mature on December 31, 1998 with interest payable quarterly. The proceeds of the Notes were used for working capital needs.

On or about December 14, 1997, the Company completed the exchange of $2,577,500 of SII Notes for $2,577,500 in Zero Coupon Notes. The Zero Coupon Notes carry a minimum interest rate of 2.25% with a maximum interest rate of 10.25% solely dependent upon the discretion of the Board of Directors. Principal and interest are due upon maturity of the notes.

West Oxford Industries, Inc. Notes:

During 1996, a wholly owned subsidiary of the Company issued $798,000 in aggregate principal amount of Subordinated Notes (the "West Oxford Subordinated Notes") to several investors. The West Oxford Subordinated Notes mature at the earlier of (i) 5/15/97, or (ii) closing of any public or private debt or equity financing exceeding $10.5 million. The proceeds of the West Oxford Subordinated Notes were used for working capital needs.

On August 1, 1997, the Company sent the West Oxford Subordinated Note noteholders a written offer giving the noteholders a choice of either (i) 1,333 post-split restricted shares of the Company's Common Stock for each $10,000 or part thereof of debt provided, or (ii) a Warrant to purchase 2,667 post-split restricted shares of the Company's Common Stock for each $10,000 or part thereof of debt provided, in payment in full and in cancellation and exchange in either instance for the Notes held by the Subordinated noteholders. This offer is consistent with alternatives contained in the letter agreement attached as Exhibit A to the original Notes. Although no common stock or warrants have yet been issued, the Company has reflected the West Oxford Subordinated Notes as converted into warrants for the year ended December 31, 1997.

In February, June and July 1996, a wholly owned subsidiary of the Company issued $4,100,000 in aggregate principal amount of 10.25% Subordinated Notes (the West Oxford Notes) to international investors. The West Oxford Notes mature on December 31, 1998 and interest is payable quarterly. The proceeds of the West Oxford Notes were used for working capital needs.

On or about December 14, 1997, the Company completed the exchange of $4,100,000 of West Oxford Notes for $4,100,000 in Zero Coupon Notes. The Zero Coupon Notes carry a minimum interest rate of 2.25% with a maximum interest rate of 10.25% solely dependent upon the discretion of the Board of Directors. Principal and interest are due upon maturity of the notes.

STDF Corp. Notes:

In March, April and June 1997, a wholly owned subsidiary of the Company issued $3,025,000 in aggregate amount of 10.25% Subordinated Promissory Notes (the "STDF Notes") to international investors. The terms of the STDF Notes call for maturity on December 31, 1998 with interest payable quarterly. Approximately $2,000,000 of the proceeds of the STDF Notes was used to pay down the OID Note Notes. The remaining proceeds were used for working capital needs and to pay $210,000 of the $310,000 in breakup fees as a result of the repudiation of the Transaction (see Note 9 to Notes To Consolidated Financial Statements).

On September 26, 1997, the Company completed the exchange of a subsidiary's $3,025,000 subordinated notes payable (the STDF Notes) for $3,025,000 in Zero Coupon Notes. The Zero Coupon Notes carry a minimum interest rate of 2.25% with a maximum interest rate of 10.25% solely dependent upon the discretion of the Board of Directors. Principal and interest are due upon maturity of the notes.

In December 1997, the Company completed the issuance of a subsidiary's $1,000,000 in Zero Coupon Notes. The Zero Coupon Notes carry a minimum interest rate of 2.25% with a maximum interest rate of 10.25% solely dependent upon the discretion of the Board of Directors. Principal and interest are due upon maturity of the notes.

In connection with the subordinated noteholders exchange for Zero Coupon Notes, the noteholders forgave approximately $560,000 of accrued interest payable. The Company has recorded the forgiveness of the accrued interest payable as a reduction of interest expense on the December 31, 1997 Consolidated Statement of Operations. In addition, the Company wrote-off approximately $870,000 of deferred finance costs related to the exchanged subordinated notes which was recorded as interest expense for the year ended December 31, 1997.

Aggregate maturities for subordinated notes payables, current and long-term debt and capital leases obligations for each of the five years subsequent to December 31, 1997 were approximately:

                                                       Amount
              1998                                    $754,274
              1999                                     351,252
              2000                                     346,067
              2001                                     172,200
              2002                                      61,850
           Thereafter                               10,507,965
                                                    ----------
                                                    12,193,608
                                                    ==========

Interest paid for the years ended December 31, 1997, 1996 and 1995, was $210,532, $628,113 and $322,915, respectively.

7.  LEASES:

The Company leases certain machinery, equipment and vehicles and certain computer and office equipment under noncancelable long-term capital leases. Future minimum lease payments under all noncancelable long-term capital leases as of December 31, 1997 are as follows:

          1998                                       $  7,650
          1999                                          8,052
          2000                                          2,867
          2001                                            --
          2002                                            --


          Minimum lease payments                       18,569
          Less-Current portion                          7,650
                                                     --------
              Capital lease obligations, long-term   $ 10,919
                                                     ========

The Company also leases certain office space under noncancelable long-term operating leases. Future minimum lease payments under all noncancelable long-term operating leases as of December 31, 1997 are as follows:

          1998                                       $ 67,892
          1999                                         16,973
          2000                                           --
          2001                                           --
          Thereafter                                     --

Total rental expense pursuant to noncancelable long-term operating leases was approximately $65,160, $60,348 and $57,142 for the years ended December 31, 1997, 1996 and 1995, respectively.

8. STOCKHOLDERS' EQUITY:

During July, August and October 1997, investors made capital contributions to the Company totaling $45,000.

During May 1997, the Company's shareholders approved a 1-for-2.5 reverse stock split. For consistency, the number of shares presented through-out this document have been restated as if the reverse stock split had been in effect for all historical periods.

During the fourth quarter of 1996 and the first quarter of 1997, the Company issued Warrants to purchase an aggregate of 132,000 shares of Common Stock of the Company to holders of the Original Issue Discount Notes, contemporaneously with the issuance to them of the Notes and as a part of the unit(s) of Original Issued Discount note and Warrant subscribed for and purchased by them, at an Exercise Price of $7.50 per share over a term of five years from date of issuance.

During July 1996, the Company advanced an employee approximately $80,000 for a stock purchase. During December 1996, the Company accepted 4,800 shares of its common stock as partial payment of the employee's receivable balance in the amount $75,000. The common stock purchased is reflected as Treasury stock on the consolidated financial statements at cost.

On or about April 15, 1996, David A. Collins and Matthew D. Pond exercised a combined total of 110,000 options at $2.50 per share, pursuant to their respective non-qualified stock option agreements. The shares were issued in exchange for two separate promissory notes aggregating $275,000, secured by the pledge by each maker of a part of all of the shares acquired.

During the quarter ended March 31, 1995, the Company authorized the issuance of 400,000 Warrants to purchase one share each of Common Stock of the Company at a Warrant Price of $3.75 per warrant and an Exercise Price of $5.00 per share escalating to $6.63 per share over the term of the Warrant which expired on February 28, 1997. During the quarter ended March 31, 1995, $850,000 was received by the Company upon issuance of 226,667

Warrants to six international investors, four of which are stockholders. During the quarter ended June 30, 1995, an additional $100,000 was received upon issuance of 26,667 Warrants.

During the quarter ended June 30, 1995, 226,667 Warrants were exercised at the exercise price of $5.00 per share. The Company received $1,133,336 for 226,667 shares of Common Stock of the Company. As of December 31, 1996 and 1995, 26,667 warrants remained outstanding. These warrants expired in February 1997.

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

9.   COMMITMENTS AND CONTINGENCIES:

Contingencies

On April 25, 1996, the Company signed an agreement to combine in a merger transaction (the Transaction) with the indirect parent corporation of one of the largest privately owned manufacturers of asphalt shingles and built up roofing (GS Roofing). The closing of the transaction had been extended in writing by mutual agreement of the parties to April 21, 1997, provided that (i) a Registration Statement required to raise the equity component of the financing required for closing was filed with the Securities and Exchange Commission (which document was filed with the Securities and Exchange Commission December 26, 1996) and (ii) the merger became effective on or before April 21, 1997 or within incremental five business day periods of time thereafter so long as bona fide marketing efforts were being conducted by the underwriters with a view to such Registration Statement becoming effective on or before April 30, 1997.

On or about February 4, 1997, via facsimile transmission the President of GS Roofing sent a notice to the Company of GS Roofing's repudiation of the Transaction. Subsequent to that date, the Company made protracted attempts to reinstate the Transaction, without success. Accordingly, management ultimately retained counsel and filed a suit styled Striker Industries, Inc., David A. Collins and Matthew D. Pond vs. Newgen Holdings, Inc., Gen Holdings, Inc., GS Roofing Products Company, Inc., Donald F. Smith and Maredon-I, Ltd. pending at the date of this Report in the 133rd Judicial District Court of Harris County, Texas alleging, among other things, a breach of contract by the defendants resulting from the defendants' wrongful repudiation of the binding agreements between the Company and the defendants providing for the Transaction, which action by the defendants severely impaired the Company's ability to complete the equity and debt offerings which were a critical part of the Transaction. The lawsuit is still in the preliminary stages. Pre-trial discovery has commenced and depositions have begun. The Company is unable at present to express any opinion regarding the probable outcome of this litigation.

Throughout calendar year 1997, the Company and its subsidiaries have worked diligently to resolve, compromise, settle and/or pay various vendor claims and legal proceedings filed against them arising in the ordinary course of their business. At December 31, 1997, five lawsuits seeking recovery of significant sums were pending, principally against Striker Paper Corporation and Striker Paper Canada, Inc., the US and Canadian subsidiaries that operate the Stephens Mill and the Thorold Mill, all of which suits were settled, or are in substantial discount payment settlement negotiations entered into, subsequent to year-end and prior to the date of this report. All but one of these proceedings were settled by execution by the parties of written Settlement Agreements providing time payment plans with respect to the claims asserted.

In addition, following extensive negotiations and the inability of the Company's Canadian subsidiary to reach agreement on an employment termination package with the former manager of the Thorold Mill, suit was filed on or about April 7, 1997 in Ontario Province, Canada by the former Mill manager against Striker paper Canada, Inc. claiming damages of $142,000 Canadian for alleged wrongful dismissal and $50,000 Canadian for alleged mental distress. Striker Paper Canada filed a Statement of Defense and Counterclaim on September 30, 1997. The Counterclaim seeks damages in the amount of $150,000 Canadian from the plaintiff for his fraudulent or negligent misrepresentation in failing to disclose information within his knowledge to Striker Paper Canada during the negotiations for Striker Paper Canada's purchase of the Thorold Mill. No further action has been taken in this proceeding as of the date of this report.

Commitments

During 1995, the Company entered into sales contracts (the Sales Contracts) with three of its major customers. Under terms of the Sales Contracts, the customers were required to purchase at least 1,900 tons of dry felt each month, in the aggregate, for a period of eighteen months at prices based in part upon the mix of raw materials used in the manufacture of the dry felt and the quoted market price of the raw materials. During the fourth quarter of 1996, the Sales Contracts terminated. One of the three contract customers renewed its contract for an additional period of twelve months with no change in terms. Due to the suspension of operations at the Stephens Mill, the Company was unable to supply the contract customer with stipulated amounts of dry felt. The contract customer was able to obtain dry felt at market prices without any impairment to its operations. Therefore, Management does not anticipate any action against the Company for failure to perform under terms of the contract.

During 1995, the Company entered into an agreement with the Sierra Club (Sierra) and the Arkansas Department of Pollution Control and Ecology (ADPCE) to settle claims brought by those parties concerning non-toxic discharges in excess of state water permits for the Stephens, Arkansas mill. The Company paid to ADPCE a civil penalty in the amount of $15,000 for excess discharges beyond permit allowances into Smackover Creek, near the Stephens, Arkansas mill. In addition, the Company agreed with ADPCE and Sierra to contribute $55,000 to environmental projects in the state of Arkansas. The contribution was paid in full during 1995. The Company has been working with environmental engineering companies to put in place the plans and equipment necessary to improve and ultimately eliminate the non-toxic discharges. The Company had received preliminary approval from the ADPCE and the state health department to begin construction of a closed loop system. As of March 27, 1996, the closed loop system's construction was completed. The $15,000 civil penalty and the $55,000 contribution for environmental projects have been recorded as other expense in the accompanying consolidated statements of operations for the year ended December 31, 1995. Management believes that the Company has remained in compliance of its permit during 1997.

10. CONCENTRATION OF CREDIT RISK AND
    SIGNIFICANT CUSTOMER TRANSACTIONS:

During the year ended December 31, 1997, the three top customers accounted for 46 percent, 26 percent and 23 percent of revenues. There were no outstanding accounts receivable at December 31, 1997. During the year ended December 31, 1996, three customers accounted for 36 percent, 25 percent and 13 percent of revenues. These same customers accounted for 12 percent, 7 percent and 17 percent of accounts receivable, respectively, at December 31, 1996.

Historically, the Company's customers have been distributors and wholesalers of roofing materials used in the residential construction industry. As a result, the Company is subject to demand fluctuations resulting from the level of residential construction and repair work that is impacted by various economic factors.

11. RELATED-PARTY TRANSACTIONS:

In connection with the issuance of the STDF Notes, the Company paid $250,000 of commissions to an individual who is also a noteholder of the Company.

During 1995, affiliates of an officer/stockholder of the Company and international investors reimbursed the Company $132,000 for salaries paid to certain executive employees. These payments were made to compensate the Company for the time that the employees spent working on special projects for the affiliates that were not related to the Company. The Company has treated these amounts as reimbursement of salary expense for the year ended December 31, 1995. There was no reimbursement of salary expense for the years ended December 31, 1996 and 1997.

12.  PULP HEDGE CONTRACT:

During 1994, certain traditional sources of raw materials used by Striker Paper were unable to meet Striker Paper's requirements at satisfactory price levels. Accordingly, Striker Paper experienced a dramatic increase in the cost of its raw materials. In an effort to mitigate its exposure to rising raw material costs, the Company created a new subsidiary, Striker Services Corporation (Striker Services). Striker Services was created to obtain one raw material component, old corrugated containers (OCC), in sufficient quantities at or below market prices to meet Striker Paper's production requirements. Effective April 1, 1996, the Company sold Striker Services to a third party (see Note 15 to Notes To Consolidated Financial Statements)

As a result of continued concern about rising raw material costs and the uncertainty of the success of the OCC gathering operations of Striker Services Corporation, the Company entered into a pulp hedge contract (the Hedge) effective July 1, 1994 with an international investor which was also a stockholder and a noteholder, to effectively hedge against rising raw material prices. The terms of the Hedge provided for a term of six months and for a fixed notional amount that would be an approximation of Striker Paper's pulp needs for production in Stephens, Arkansas. The Hedge provided that the amount of net gain or loss, as applicable, would be equivalent to the difference between the designated strike price, as set forth in the Hedge contract, and the Company's imputed cost. The Hedge provided that SSC's imputed cost would be the lessor of:
(i) SSC's cash cost (as defined) or (ii) 95 percent of the market price for OCC as quoted in industry publications. The Company canceled the Hedge effective July 1, 1995. No activity was recorded for the remainder of the year ended December 31, 1995. A gain of $467,772 from the Hedge has been recorded as reductions of cost of goods sold for the year ended December 31, 1995.

13.  ASSET PURCHASE OF THOROLD MILL:

On May 5, 1995, the asset purchase transaction of the land, building and equipment of Northern Globe Building Materials, Inc.'s idled dry felt mill in Thorold, Ontario, Canada (the "Thorold Mill") pursuant to the Asset Purchase Agreement between Northern Globe Building Materials, Inc. (Northern), dated March 10, 1995 was consummated. The purchase price of the assets purchased was 538,316 shares of common stock of the Company and $250,000 cash. The assets purchased were recorded at the sum of the estimated market value of the shares of Common Stock issued ($13.75 per share), cash paid and acquisition costs incurred in connection with the purchase. The physical properties and assets purchased were recorded at the total consideration paid of $8,667,642.

The physical properties and assets purchased had formerly been used to manufacture dry felt paper, but had not been in operation and had been idled and wholly inactive for more than two years by its previous owners preceding their purchase by the Company.

Pro forma information assuming the acquisition had been completed at January 1, 1995 is not meaningful since the Thorold plant had been idled for the two years prior to the Company's acquisition.

14.  CASUALTY LOSSES AT MILLS:

On January 16, 1997, the Company experienced a fire at its Thorold Mill. An electrical short in the main building that houses the paper line caused the fire. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The final settlement claim indicated total damage to be approximately $1,500,000. The insurance coverage on the plant and its contents proved to be more than adequate to cover all the costs of rebuilding and replacing all fire damage to the plant and equipment. The fire-damaged repairs were completed on or about May 30, 1997. The Company has identified additional repairs and maintenance that will be necessary prior to start-up. From the date of the fire to the present, the Thorold Mill has remained idled. During December 1997 and subsequent to year end, there has been repair and maintenance work performed along with capital improvement projects. The Company has focused on long lead-time projects in anticipation of the closing of the financing agreement (see Note 19 to Notes To Consolidated Financial Statements). The Company has estimated that the start-up of the Thorold Mill will require approximately $1,000,000 to complete the capital projects and provide working capital. The Company signed a financing agreement with a new group of Canadian lenders for an aggregate $2,300,000 Canadian loan for capital projects and working capital on March 20, 1998.

On or about February 25, 1997, the Company's Stephens Mill experienced a severe storm in connection with tornado activity in the area. The Stephens Mill did not suffer any damage from tornadoes; however, the heavy rains associated with the storm damaged the roof covering a section of one of the main buildings. The Company was not utilizing the area damaged at the time. During April 1997, the Company settled the damage claim for $75,000.

On or about May 14, 1997, a fire occurred in a finished goods warehouse at the Stephens Mill. The building, which is isolated and separate from the main Mill building and its contents, was completely destroyed. At the time of the fire, there were no finished goods stored in the warehouse; however, a quantity of raw materials stored in the warehouse was destroyed in the fire. In June 1997, the Company settled its fire damage claim with the insurance company for approximately $122,000.

15.  SALE OF SUBSIDIARY:

Effective April 1, 1996, the Company sold 100% of the outstanding shares of its subsidiary, SSC, for consideration equal to the adjusted net book value of SSC after giving affect to the capitalization of the intercompany account payable owing to the Company by SSC. During December 1996, the Company received payment in full of the note receivable.

During the months subsequent to the effective date of the sale of SSC's outstanding shares, the Company made several advances of cash and non-cash items to SSC. The Company recorded these advances as a current receivable. Due to the uncertainty surrounding the former subsidiary's ability to operate and generate sufficient cash flow, the Company has made an allowance for the entire balance of the advances made which total $489,670.70.

Subsequent to December 31, 1997, the Company entered into a Settlement and Mutual Release Agreement with SSC and related parties all outstanding claims of the Company against all released parties in consideration of the payment and transfer to the Company of approximately $63,000 of cash, a Balemaster Auto-Tie Baler and a tract of land in Houston, Harris County, Texas containing approximately 1.3 acres of land.

16. DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS:

The following methods and assumptions were used to estimate the fair value of each class of financial instruments.

     Cash and Short-Term Financial Instruments

         The carrying amount approximates fair value due to the short maturity of these instruments.

     Long-Term Debt

         The fair value of the Zero Coupon Notes, which carry a 2.25% annual interest rate, has been estimated by the Company to be $6,822,000 using a present value method of calculation. The carrying value of all other long-term debt approximates its fair value, as interest rates associated with this debt are either variable or based on prevailing market rates for the Company.

17. INFORMATION ABOUT THE COMPANY'S OPERATIONS IN DIFFERENT GEOGRAPHIC AREAS FOR THE YEAR ENDED DECEMBER 31,:


                                                  1997                                             1996
                              ------------------------------------------       ------------------------------------------
                                 United                                           United
                                 States          Canada         Total             States          Canada         Total
                                 ------          ------         -----             ------          ------         -----
Sales to unaffiliated
  customers                   $ 1,554,346    $    20,612    $  1,574,958       $ 5,930,339    $ 1,412,409    $  7,342,748
                              ===========    ===========    ============       ===========    ===========    ============
Gross margin                     (753,298)      (895,980)     (1,649,278)          844,632       (444,878)        399,754
                              ===========    ===========    ============       ===========    ===========    ============

Selling, general and
  administrative expenses      (2,761,807)      (605,585)     (3,367,392)       (5,387,660)      (209,438)     (5,597,098)

Loss on asset impairment         (791,006)            --        (791,006)         (391,635)            --        (391,635)

Other income (expense)         (1,894,244)        58,119      (1,836,125)         (730,542)      (109,968)       (840,510)
                              -----------    -----------    ------------       -----------    -----------    ------------
Net loss                       (6,200,355)    (1,443,446)     (7,643,801)       (5,665,205)      (764,284)     (6,429,489)
                              ===========    ===========    ============       ===========    ===========    ============

Identifiable assets           $ 4,943,950    $ 9,613,106    $ 14,557,056       $10,992,606    $ 8,207,860    $ 19,200,466
                              ===========    ===========    ============       ===========    ===========    ============

         Operations in 1995 were primarily in the United States.

18.  ACCOUNTING FOR STOCK-BASED COMPENSATION:

Effective January 1, 1994, the Company created the 1994 Stock Option Plan (the
Plan) which provides for the grant of stock options for up to 1,600,000 shares of common stock to the officers and employees of the Company and its subsidiaries. The board of directors, which administers the Plan, has authority to determine the individuals to whom, and the time at which, options shall be granted, as well as the number of shares to be covered by each grant. Effective March 15, 1995, 60,000 options were granted to two employees at an exercise price equivalent to the fair value of the common stock at such date of $14.38 per share. Such options vest at varying rates per year and expire on December 31, 2013, if not previously exercised. At December 31, 1997, options covering 470,000 shares were vested. During 1996, 110,000 options granted under the Plan had been exercised. During 1997, no options granted under the Plan had been exercised.

Set forth below is certain information regarding such issuances, exercises and cancellations of options in each of the indicated fiscal years:


                                                                  Weighted
                                                               Average Exercise
                                            Shares                  Price
                                            ------                  -----
Balance at December 31, 1994                970,000                 $  3.20
     Granted                                 60,000                   14.38
     Exercised                                    -                       -
     Cancelled                                    -                       -
                                          ---------               ---------
Balance at December 31, 1995              1,030,000                    3.85
     Granted                                      -                       -
     Exercised                             (110,000)                   2.50
     Cancelled                             (300,000)                   4.75
                                          ---------               ---------
Balance at December 31, 1996                620,000                    3.65
     Granted                                      -                       -
     Exercised                                    -                       -
     Cancelled                              (30,000)                   2.50
                                          ---------               ---------
Balance at December 31, 1997                590,000                    3.60
                                          =========               =========

The 590,000 options outstanding as of December 31, 1997 had exercise prices ranging between $2.50 and $14.38 and a weighted average exercise price of $3.60.

The Company has elected to continue to follow APB Opinion No. 25; however, if the Company adopted SFAS 123, the Company's net loss and earnings per share for the years ended December 31, 1997 and 1996 would have been as follows:


                                    1997                               1996
                                    ----                               ----
                        As Reported       Proforma          As Reported       Proforma
Net loss                (7,643,801)       (7,729,581)       (6,429,489)      (6,519,937)
Net loss per share      (1.75)            (1.77)            (1.48)           (1.50)


The fair value of each option was determined using the Black-Scholes option valuation model. The key input variables used in valuing the options were as follows: average risk-free interest rate based on 5-year Treasury bonds, stock price volatility of 50% and estimated option term pricing of five years. The effects of applying SFAS 123 as calculated above may not be representative of the effects on reported net income (loss) for future years.

19.  SUBSEQUENT EVENTS (UNAUDITED):

During January, February and March 1998, the Company has issued an additional $2,000,000 of Zero Coupon notes payable. These notes are identical to the exchanged notes and new Zero Coupon Notes issued during 1997. The notes call for a minimum rate of interest of 2.25%, with principal and interest due at maturity, which is December 31, 2005. The proceeds of the notes have been used for working capital needs and equity infusion into the Canadian subsidiary.

The Company's Canadian subsidiary accepted a Financing Proposal from a Canadian lender for a $1,500,000 Canadian credit facility to finance the restart of the Thorold Mill and for general working capital requirements. On January 30, 1998, the Company's Canadian subsidiary accepted a credit facility proposal from a Canadian Credit Union for an $800,000 Canadian line of credit to fund working capital requirements pending collection of accounts receivable in connection with the start-up of the Thorold Mill. Effective March 20, 1998, these financings were closed and the Canadian subsidiary received a first tranche funding of $1,250,000 Canadian pursuant to the signings of the financing agreements with the Canadian lenders on April 14, 1998.

                                 EXHIBIT INDEX


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

         2.4 Plan and Agreement of Merger among Striker Industries, Inc., GSR Industries, Inc., Striker Acquisition No. 3, Inc., Newgen Holding, Inc., Donald F. Smith, Edward T. Nesselroade, et al dated as of November 29, 1996 filed as Exhibit 2.4 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         3.1 Certificate of Incorporation of the Company and all Amendments thereto (filed as Exhibit 3.1 to the Company's 1993 Form 10-KSB, and incorporated herein by reference).

         3.2 By-laws of the Company (filed as Exhibit 3.2 to the Company's 1993 Form 10-KSB, and incorporated herein by reference).

         3.3 Certificate of Amendment to the Company's Certificate of Incorporation effecting a 1-for-2.5 reverse stock split of the issued Common Stock of the Company, filed in the office of the Secretary of State of Delaware on June 26, 1997.

         4.1 Pages 1, 2 and 3 of the Certificate of Amendment to the Company's Certificate of Incorporation filed in the office of the Secretary of State of Delaware on September 27, 1993 (included as part of Exhibit 3.1 above and filed as Exhibit
                  4.1 to the Company's 1993 Form 10-KSB, and incorporated herein by reference).

         4.2 Security Agreement between the Company's wholly owned subsidiary, Striker Paper Corporation, and Finova Capital Corporation dated April 25, 1995 covering a revolving credit facility (filed as Exhibit 4.2 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.3 Warrant of the Company issued in February and March 1995 to purchase, in the aggregate, up to 400,000 shares of the Company's Common Stock (filed as Exhibit 10.8 to the Company's 1994 Form 10-KSB, and incorporated herein by reference).

         4.4 Subordinated Note of the Company maturing December 31, 2005 ($2,577,000 in aggregate principal amount) issued December 29, 1997, referred to in the Company's 1997 Form 10-K as Zero Coupon Notes.

         4.5 Subordinated Promissory Note of the Company's wholly-owned subsidiary, West Oxford Industries, Inc., maturing December 31, 2005 ($4,100,000 in aggregate principal amount) issued December 26, 1997, referred to in the Company's Form 10-K as Zero Coupon Notes.

         4.6 Credit facilities' commitment letter agreement dated May 16, 1995 between North American Trust Company of Hamilton, Ontario, Canada and the Company's wholly-owned Canadian subsidiary, Striker Paper Canada, Inc. (filed as Exhibit 4.6 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.7 $2,000,000 Canadian dollar amount Debenture of Striker Paper Canada, Inc. in favor of North American Trust Company, dated July 13, 1995 (filed as Exhibit 4.7 to the Company's 1995 Form 10-K and incorporated herein by reference).

         4.8 General Security Agreement dated July 13, 1995 between Striker Paper Canada, Inc. and North American Trust Company (filed as
                  Exhibit 4.8 to the Company's 1995 Form 10-K and incorporated herein by reference).

         4.9 Financial Assistance Agreement dated May 16, 1995 between Ontario Development Corporation, Striker Paper Canada, Inc. and Striker Industries, Inc. (filed as Exhibit 4.9 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.10 Warrant of the Company to purchase up to 60,000 shares of the Company's Common Stock issued to Ontario Development Corporation, dated September 8, 1995 (filed as Exhibit 4.10 to the Company's 1995 Form 10-K, and incorporated herein by reference).

         4.11 Mortgage and Security Agreement between the Company's indirect Wholly-owned Subsidiary, Striker Holdings, Inc., and Finova Capital Corporation dated as of April 25, 1995 securing payment of all Obligations owing by the Company and any of its subsidiary corporations to Finova Capital Corporation (filed as Exhibit 4.11 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.12 Promissory Note of the Company's Wholly owned Subsidiary, STDF Corp., maturing December 31, 2005 ($4,925,000 in aggregate principal amount) issued September through December, 1997, referred to in the Company's 1997 Form 10-K as Zero Coupon Notes.

         4.13 Guaranty of the Company of covering all Subordinated Notes of its wholly owned subsidiary, STDF Corp., referred to in
                  Exhibit 4.12.

         4.14 Guaranty of the Company covering all Promissory Notes of its wholly owned subsidiary, West Oxford Industries, Inc., referred to in Exhibit 4.5.

         4.15 10% Convertible Subordinated Note of the Company's wholly-owned Subsidiary, West Oxford Industries, Inc., dated October 28, 1996 ($798,000 in aggregate principal amount), with Exhibit A thereto (filed as Exhibit 4.15 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.16 Letter agreement dated January 23, 1997 amending the first paragraph only of all 10% Convertible Subordinated Notes dated October 28, 1996 referred to in Exhibit 4.15 (filed as Exhibit
                  4.16 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.17 Guaranty of the Company covering all 10% Convertible Subordinated Notes dated October 28, 1996, of its Wholly-owned subsidiary, West Oxford Industries, Inc., referred to in
                  Exhibit 4.15 (filed as Exhibit 4.17 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.18 Original Issue Discount Promissory Note of the Company ($2,310,000 in original principal amount) issued by the Company on November 26, 1996 and on January 21, 1997 (filed as
                  Exhibit 4.18 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.19 Warrant of the Company issued on November 26, December 2 and December 18 and on January 21, 1997 to holders of the Company's Original Issue Discount Notes covering the right to purchase, in the aggregate, up to 330,000 shares (now 132,000 shares, adjusted for the 1-for-2.5 reverse stock split on June 26, 1997, referred to in Exhibit 3.3) of the Company's Common Stock (filed as Exhibit 4.19 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.20 Security Agreement dated as of January 21, 1997 between the Company's Wholly-owned subsidiaries, West Oxford Industries, Inc., Striker Holdings, Inc. and Striker Paper Corporation, and BlueStone Capital Partners, LP, Agent for the holders of the Original Issue Discount Promissory Notes of the Company referred to in Exhibit 4.18 (filed as Exhibit 4.20 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.21 Mortgage Agreement dated as of January 21, 1997 between the Company's Wholly-owned Subsidiary, Striker Holdings, Inc., and BlueStone Capital Partners, LP, Agent for the holders of the Company's Original Issue Discount Promissory Notes referred to in Exhibit 4.18, second subordinate and junior in priority to the Mortgage and Security Agreement in favor of Finova Capital Corporation referred to in Exhibit 4.11, securing payment of the Company's Original Issue Discount Notes referred to in
                  Exhibit 4.18 (filed as Exhibit 4.21 to the Company's 1996 Form 10-K, and incorporated herein by reference).

         4.22 Forbearance Agreement dated August 11, 1997 between Laurentian Bank of Canada and the Company's wholly owned subsidiary, Striker Paper Canada, Inc.

         4.23 Forbearance Agreement dated October 20, 1997 between Finova Capital Corporation, The Company, Striker Paper Corporation and Striker Holdings, Inc, direct or indirect wholly owned subsidiaries of the Company.

         4.24 Letter agreement of Forbearance and subordination dated December 11, 1997 between BlueStone Capital Partners, L.P. and the Company.

         10.1 Financing Proposal dated October 20, 1997 between First Ontario Fund and the Company's Canadian subsidiary, Striker Paper Canada, Inc.

         10.2 Credit Facility commitment letter dated December 23, 1997 between Credit Union Central of Ontario Limited, So-Use Credit Union Limited and the Company's Canadian subsidiary, Striker Paper Canada, Inc.

         10.3 Lease Agreement dated February 8, 1994, between Coventry Fund I Ltd. and the Company, covering the Company's leased administrative and finance offices in Houston, Texas (filed as Exhibit 10.4 to the Company's 1993 Form 10-KSB, and incorporated herein by reference).

         10.4 1994 Amended and Restated Incentive Stock Plan of the Company (filed as Exhibit 10.9 to the Company's 1994 Form 10-KSB, and incorporated herein by reference).

         21.1 The following is a list of all subsidiaries of the Company and the respective state or province of incorporation of each subsidiary. The Company owns directly, of record and beneficially, all of the voting stock of Striker Holdings, Inc., Striker Paper Canada, Inc., Striker Services Canada, Inc., West Oxford Industries, Inc. and STDF Corp. Striker Holdings, Inc., in turn, owns directly, of record and beneficially, all of the voting stock of Striker Paper Corporation. Each subsidiary conducts its business under its corporate name designated below:


                                      Name                                  State (Province) of Incorporation
                                      ----                                  ---------------------------------
                           Striker Holdings, Inc.                                       Texas
                           Striker Paper Corporation                                   Arkansas
                           Striker Paper Canada, Inc.                           Province of Ontario, Canada
                           Striker Holdings (Canada) Inc.                      Province of Ontario, Canada
                           West Oxford Industries, Inc.                                 Texas
                           STDF Corp.                                                   Texas

         27       Financial Data