Form 10-Q
period 1998-03-31
STRIKER INDUSTRIES INC
filed 1998-05-20
CIK 352944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



    [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES ACT OF 1934

                  For the Quarterly Period Ended March 31, 1998
                                       OR

    [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________.


                         Commission File Number 0-10096

                            STRIKER INDUSTRIES, INC.

               (Exact name of Company as specified in its charter)


            DELAWARE                                   76-0327658
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of March 31, 1998, there were 4,370,922 shares of Common Stock, par value $0.50 per share, outstanding and no shares of Preferred Stock, par value $0.50 per share, were outstanding.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.        FINANCIAL INFORMATION                               PAGE NO.
-------        ---------------------                               --------
Item 1.     Financial Statements

            Consolidated Balance Sheet                                 3

            Consolidated Statements of Operations                      4

            Consolidated Statements of Cash Flows                      5

            Notes to Consolidated Financial Statements                 6

Item 2.     Management's Discussion and Analysis of
            Financial Condition and Results of Operations             12


PART II.    OTHER INFORMATION
--------    -----------------


Item 1.     Legal Proceedings                                         17

Item 2.     Changes in Securities                                     17

Item 3.     Defaults Upon Senior Securities                           17

Item 4.     Submission of Matters to a
            Vote of Security Holders                                  17

Item 5.     Other Information                                         18

Item 6.     Exhibits and Reports on Form 8-K                          18


SIGNATURES                                                            20

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                                                   March 31,        December 31,
                                                   Assets                             1998              1997
                                                                                  ------------      ------------
Current assets:
   Cash and cash equivalents                                                      $     76,992           151,941
   Accounts receivable:
      Employee                                                                         187,770           180,000
      Other, net of bad debt allowance of 489,671
         for December 31, 1997                                                           4,006             4,006
   Inventories:
      Raw materials                                                                      1,365             1,365
   Prepaid expenses and other current assets                                           110,078           158,130
                                                                                  ------------      ------------

               Total current assets                                                    380,211           495,442

Property and equipment, net                                                         13,851,224        13,988,832

Deferred costs and other, net                                                          137,876            72,782
                                                                                  ------------      ------------
               Total assets                                                       $ 14,369,311        14,557,056
                                                                                  ============      ============

                                Liabilities and Stockholders' Equity (Deficit)

Current liabilities:
   Current portion of long term debt                                              $    667,412           746,624
   Current obligations under capital leases                                              7,650             7,650
   Trade accounts payable                                                            2,187,403         2,875,965
   Accrued liabilities                                                                 566,959           703,113
                                                                                  ------------      ------------
               Total current liabilities                                             3,429,424         4,333,352

Long-term liabilities:
   Zero coupon notes payable                                                        12,052,123        10,507,965
   Term loans, net of current portion                                                  785,186           920,450
   Capital lease obligation                                                             10,919            10,919
                                                                                  ------------      ------------
               Total long-term liabilities                                          12,848,228        11,439,334
                                                                                  ------------      ------------

Stockholders' equity (deficit):
   Preferred stock, $.20 par value, 5,000,000 shares authorized,
      none issued                                                                           --                --
   Common stock, $0.50 par value, 25,000,000 shares authorized,
      4,370,922 shares issued and outstanding                                        2,187,862         2,187,862
   Stock subscriptions receivable                                                     (275,000)         (275,000)
   Additional paid-in capital                                                       14,938,085        14,938,085
   Accumulated deficit                                                             (18,302,075)      (17,632,301)
   Foreign currency translation adjustment                                            (382,213)         (359,276)
   Less treasury stock at cost; 4,800 shares                                           (75,000)          (75,000)
                                                                                  ------------      ------------
               Total stockholders' equity (deficit)                                 (1,908,341)       (1,215,630)

Commitments and contingencies
                                                                                  ------------      ------------
               Total liabilities and stockholders' equity (deficit)               $ 14,369,311        14,557,056
                                                                                  ============      ============


See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                 For the quarters ended March 31, 1998 and 1997



                                                        Quarter Ended March 31,
                                                    ------------------------------
                                                        1998              1997
                                                    ------------      ------------
Revenues                                                      --           769,571

Cost of sales                                            355,909         1,360,950
                                                    ------------      ------------

                Gross margin                            (355,909)         (591,379)

Selling, general and administrative expenses             394,370           953,624
                                                    ------------      ------------

                Operating loss                          (750,279)       (1,545,003)
                                                    ------------      ------------

Other income (expense):
    Interest expense, net                                (87,485)         (526,508)
    Gain on fully reserved debt settlement               110,380
    Other income/(expense)                                57,610                --
                                                    ------------      ------------

                Loss before income taxes                (669,774)       (2,071,511)

Income taxes                                                  --                --
                                                    ------------      ------------

                Net loss                                (669,774)       (2,071,511)
                                                    ============      ============

    Basic and diluted net loss per common share             (.15)             (.47)
                                                    ============      ============



See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the quarters ended March 31, 1998 and 1997


                                                                                  Quarter Ended March 31,
                                                                                --------------------------
                                                                                   1998            1997
                                                                                ----------      ----------
Cash flows from operating activities:
    Net loss                                                                      (669,774)     (2,071,511)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                              209,654         398,181
         Amortization                                                               58,017              --
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                               (7,770)       (263,476)
           (Increase) decrease in inventories                                           --          26,841
           (Increase) decrease in prepaid expenses and other current assets         (8,693)        349,049
           Increase (decrease) in accounts payable and accrued liabilities        (824,717)        250,114
                                                                                ----------      ----------

                   Net cash provided by (used) in operating activities          (1,243,283)     (1,310,802)
                                                                                ----------      ----------

Cash flows from investing activities:
    Purchases of property and equipment                                            (94,984)        (78,336)
                                                                                ----------      ----------

                   Net cash provided by (used) in investing activities             (94,984)        (78,336)
                                                                                ----------      ----------

Cash flows from financing activities:
    Proceeds from issuance of original issue discount notes                             --         735,000
    Repayment of original issue discount notes                                     (81,000)             --
    Proceeds from revolving lines of credit                                             --         860,270
    Repayment of revolving lines of credit                                              --        (675,311)
    Repayments of fixed asset line of credit                                      (133,474)        (85,800)
    Principal payments on capital leases                                                --          (9,178)
    Deferred and other costs paid                                                  (66,366)             --
    Proceeds from subordinated notes payable                                            --         579,532
    Proceeds from issuance of zero coupon notes payable                          1,544,158              --
                                                                                ----------      ----------

                   Net cash provided by financing activities                     1,263,318       1,404,513
                                                                                ----------      ----------

Net increase (decrease) in cash                                                    (74,949)         15,375

Cash and cash equivalents, beginning of year                                       151,941         292,485
                                                                                ----------      ----------

Cash and cash equivalents, end of quarter                                           76,992         307,860
                                                                                ==========      ==========


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

Interim Financial Information

The consolidated interim financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at March 31, 1998, the consolidated results of operations and cash flows for the quarters ended March 31, 1998 and 1997.

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

The number of weighted average shares outstanding used in computing the earnings
(loss) per share was 4,370,922 for the quarter ended March 31, 1998 and 4,365,026 for the quarter ended March 31, 1997. Basic and diluted earnings
(loss) per share are the same for each of these quarters.

During May 1997, the Company's shareholders approved a 1-for-2.5 reverse stock split. For consistency, the number of shares used in computing the earnings
(loss) per share for the quarter ended March 31, 1997 has been restated as if the reverse stock split had been in effect for that period.

Cash Flow Information

For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments which mature within three months of their date of purchase.

2.  DEBT:

The Company's debt consisted of the following at:

                                                           March 31,       December 31,
                                                             1998              1997
                                                         ------------      ------------
Zero Coupon Notes, 2.25% due 12/31/05                    $ 12,602,500      $ 10,702,500
Unamortized Discount on Zero Coupon Notes                    (550,377)         (194,535)
Original Issue Discount Notes                                 299,276           380,276
Stephens:
   Term loan, prime (8.5%) +3.5%, due 5/31/01                 505,100           534,650
   Revolving line of credit, prime + 3.5%                      24,936            23,148
Canadian Facility:
   Term loan, prime (6.0%)+ 2.5% due 4/01/01                  623,286           729,000
   Capitalized lease obligations bearing interest at
   rates from 10% to 18% maturing between 1998
   and 2000, secured by underlying machinery,
   vehicles and computer equipment.                            18,569            18,569
                                                         ------------      ------------
                                                           13,523,290        12,193,608

Less-Current maturities                                      (675,062)         (754,274)
                                                         ------------      ------------
                                                         $ 12,848,228      $ 11,439,334
                                                         ============      ============

CREDIT FACILITIES:

On March 13, 1998, the Company (as guarantor) and its indirect Canadian subsidiary, Striker Paper Canada, Inc. ("Striker Canada") accepted a supplemented and amended Offer of Finance from Striker Canada's lender. The maturity date of April 1, 2001 remains on Striker Canada's term loan facilities with the lender. In addition, Striker Canada was required to prepay all principal and interest requirements of the term loans up to and including July 1, 1998.

On March 20, 1998, the Company's indirect Canadian subsidiary, Striker Paper Canada, Inc. ("Striker Canada"), executed (i) a Subordinated Loan Agreement with First Ontario Labour Sponsored Investment Fund Ltd. ("FOF") providing a three year term credit facility to Striker Canada in the maximum principal amount of $1,500,000 Canadian for the purposes of financing the restart of the Thorold Mill and for working capital, and (ii) a Commercial Demand Line of Credit Agreement with Credit Union Central of Ontario Limited and So-Use Credit Union Limited providing a revolving line of credit to Striker Canada in the aggregate amount of $800,000 Canadian to fund working capital requirements pending collection of accounts receivable in connection with the restart of the Thorold Mill. The first advance in the amount of $1,250,000 Canadian under the FOF term loan facility was received by Striker Canada on April 14, 1998.

SUBORDINATED DEBT:

Striker Industries, Inc. Notes:

On October 28, 1997, the Company reached an agreement with BlueStone to make monthly payments for an eight-month period beginning in December 1997. As of the date of this report, the Company has made all payments as required by the agreement. The remaining balance of $299,876 and $380,276 of the Original Issue Discount Notes (the "OID Notes") has been classified as current debt at March 31, 1998 and December 31, 1997, respectively. The OID Notes are secured by a second and subordinate lien and security interest on the assets of each of the Company's U.S. subsidiaries, including its Stephens, Arkansas plant, junior in priority to the lien on the same assets held by its senior lender. The OID Notes are also guaranteed by each of the Company's U.S. subsidiaries. It is also secured by a lien and security interest on the assets of the Company's Canadian subsidiary, either junior in time or subordinated to the subsidiary's senior lenders in Canada.

STDF Corp. Notes:

In January, February and March 1998, STDF Corp. issued $1,900,000 in aggregate principal amount of its Zero Coupon Notes due December 31, 2005. The Zero Coupon Notes carry a minimum interest rate of 2.25% with a maximum interest rate of 10.25% solely dependent upon the discretion of the Board of Directors. Principal and interest are not due until maturity of the Notes.

Interest paid for all debt instruments for the quarters ended March 31, 1998 and 1997 was $24,309 and $46,544, respectively.

3.  CONTINGENCIES:

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

On or about February 4, 1997, via facsimile transmission the President of GS Roofing sent a notice to the Company of GS Roofing's repudiation of the Transaction. Subsequent to that date, the Company made protracted attempts to reinstate the Transaction, without success. Accordingly, management ultimately retained counsel and filed a suit styled Striker Industries, Inc., David A. Collins and Matthew D. Pond vs. Newgen Holdings, Inc., Gen Holdings, Inc., GS Roofing Products Company, Inc., Donald F. Smith and Maredon-I, Ltd. pending at the date of this Report in the 133rd Judicial District Court of Harris County, Texas alleging, among other things, a breach of contract by the defendants resulting from the defendants' repudiation of the binding agreements between the Company and the defendants providing for the Transaction, which action by the defendants severely impaired the Company's ability to complete the equity and debt offerings which were a critical part of the Transaction. The lawsuit is still in the preliminary stages. Pre-trial discovery has commenced and depositions have begun. The Company is unable at present to express any opinion regarding the probable outcome of this litigation.

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

4.   SUSPENSION OF OPERATIONS AT STEPHENS MILL:

Toward the end of the second quarter of 1997, the Company suspended operations at its Stephens Mill. The Stephens Mill had been experiencing a significant level of downtime and required continually increasing repairs and maintenance to operate. Additionally, the Company has experienced a shortage of working capital during 1997 as a result of unanticipated required repayment of obligations of the Company caused by the repudiation of the Transaction (See Note 3 to Notes To Consolidated Financial Statements). These circumstances led to a significant reduction in dry felt produced and available for sale. The reduction in dry felt produced (and sold), coupled with unabsorbed production costs, made profitable operations unachievable under the circumstances. In order to minimize the cash drain and accomplish the needed repairs and maintenance to the Stephens Mill machinery and equipment, Management made the decision to suspend operations.

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

5.   CASUALTY LOSSES AT MILLS:

On January 16, 1997, the Company experienced a fire at its Thorold Mill. The fire was caused by an electrical short in the main building, which houses the paper line. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The final settlement claim indicated total damage to be approximately $1,500,000. The insurance coverage on the plant and its contents proved to be more than adequate to cover all the costs of rebuilding and replacing all fire damage to the plant and equipment. The fire-damaged repairs were completed on or about May 30, 1997. The Company has identified additional routine repairs and maintenance that will be necessary prior to start-up. As of the date of this report, the Company anticipates having all the repairs completed and the ability to resume full operations on or about June 15, 1998. Management will evaluate the market and industry seasonality prior to start-up. Management has estimated that the start-up of the Thorold Mill will require approximately $1,000,000 to $1,500,000 to complete capital projects and to provide working capital. In order to facilitate the cash requirements of the Thorold Mill start-up, the Company's Canadian subsidiary signed a financing agreement with a new group of Canadian lenders for an aggregate $2,300,000 Canadian loan for capital projects and working capital on March 20, 1998. The new financing agreement funded the first tranche of $1,250,000 Canadian on April 14, 1998.

On or about February 25, 1997, the Company's Stephens Mill experienced a severe storm in connection with tornado activity in the region. The heavy rains associated with the storm damaged the roof covering a section of one the main buildings. The Company was not utilizing the area damaged at the time. The area is currently partitioned and no activity is allowed in the area. In April 1997, the Company settled the damage claim for $75,000.

On or about May 14, 1997, a fire occurred in a finished goods warehouse at the Stephens Mill. The building, which is isolated and separate from the main Mill building and its contents, was completely destroyed. At the time of the fire, there were no finished goods stored in the warehouse; however, a quantity of raw materials stored in the warehouse was destroyed. In June 1997, the Company settled its fire damage claim with the insurance company for approximately $122,000. In connection with consideration of any rebuilding of the warehouse, Management is evaluating several structural configuration changes in the building, which would maximize operational efficiencies. The rebuilding of the finished goods warehouse would be a part of the capital improvement projects mentioned above.

6.  OTHER INCOME:

During March 1998, the Company entered into a Settlement and Mutual Release Agreement with the owners of the Company's former subsidiary (sold April 1, 1996), Striker Services Corporation (SSC) and related parties on all outstanding claims of the Company against all parties. All parties were released in consideration of the payment and transfer to the Company of approximately $63,000 cash, equipment and a 1.3 acre tract of land in Houston, Texas. As the balance owed the Company by SSC had been fully reserved and expensed to bad debt effective December 31, 1996, the Company recognized a gain on the consideration received of approximately $110,000 for the quarter ended March 31, 1998.

In response to vendor's collection efforts, the Company has negotiated several settlements of outstanding balances due vendors at amounts less than face value. These vendor concessions, a total of approximately $54,000, have been treated as other income on the statement of operations for the quarter ended March 31, 1998.

7.    SUBSEQUENT EVENTS:

On April 14, 1998, the first advance in the amount of $1,250,000 Canadian under the FOF term loan facility was received by Striker Canada. See Note 2 "Credit Facilities" to Notes To Consolidate Financial Statements for further description of Striker Canada's term loan and revolving line of credit facility with CUCO and So-Use.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-Q:

Results of Operations

                                                     Quarters Ended March 31,
                                                  ------------------------------
                                                      1998              1997
                                                  ------------      ------------
Revenue                                           $          0      $    769,571
Cost of Sales                                          355,909         1,360,950
                                                  ------------      ------------

Gross Margin                                          (355,909)         (591,379)
Selling, general and
 administrative                                        394,370           953,624
                                                  ------------      ------------

Operating loss                                        (750,279)       (1,545,003)

Interest expense, net                                  (87,485)         (526,508)
Other income/expense                                   167,990
                                                  ------------      ------------
Net loss                                          $   (669,774)     $ (2,071,511)
                                                  ============      ============

COMPARISON OF THE QUARTERS ENDED MARCH 31, 1998 AND 1997

There were no sales for the quarter ended March 31, 1998 as compared to sales of $769,571 for the quarter ended March 31, 1997. Both Mills were idled for the quarter ended March 31, 1998 (See Notes 4 and 5 to Notes To Consolidated Financial Statements). For the quarter ended March 31, 1997, only the Thorold Mill was idled.

Gross margin, though negative, improved to negative $355,909 for the quarter ended March 31, 1998 from negative gross margin of $591,379 for the quarter ended March 31, 1997. The increase in gross margin is primarily due to a reduction in operating costs and unabsorbed fixed production costs.

Selling, general and administrative expenses decreased by $559,254 to $394,370 for the quarter ended March 31, 1998, from $953,624 for the quarter ended March 31, 1997. This decrease is primarily due to (i) a decrease in the professional fees in 1998 and (ii) a reduction in office expenses and reduced salary and related expenses due to the reduced operations in 1998.

Interest expense, net, decreased to $87,485 for the quarter ended March 31, 1998, from $526,508 for the quarter ended March 31, 1997. This decrease is due to the reduction of interest rates related to the Zero Coupon Notes, a decrease in credit facility activity and a decrease in the amortization of deferred financing costs.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization of net operating loss carryforwards.

CASH FLOWS - COMPARISON OF THE QUARTERS ENDED MARCH 31, 1998 AND 1997

Cash flows used by operating activities decreased to $1,243,283 for the quarter ended March 31, 1998 from cash flows used by operating activities of $1,310,802 for the quarter ended March 31, 1997. The decrease is primarily due to a significant reduction in the net loss partially offset by a decrease in accounts payable and accrued liabilities for the quarter ended March 31, 1998.

Cash flows used by investing activities increased to $94,984 for the quarter ended March 31, 1998 from cash flows used by investing activities of $78,336 for the quarter ended March 31, 1997. The increase was primarily due to asset purchases related to the start-up of the Thorold Mill.

Cash flows provided by financing activities decreased to $1,263,318 for the quarter ended March 31, 1998 from $1,404,513 for the quarter ended March 31, 1997. The decrease is primarily due to no proceeds from the lines of credit and increased payments on the OID notes and the fixed asset lines of credit for the quarter ended March 31, 1998.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended March 31, 1998, the Company had an operating loss and continues to experience short-term liquidity concerns. Throughout 1997 and into the first quarter of 1998, the Company implemented several strategies to survive in the wake of the failed Transaction and the suspension of operations at its Thorold and Stephens Mills.

o For the year ended December 31, 1997, the Company raised over $5,000,000 of subordinated debt to fund working capital needs and retire a substantial portion of the OID Notes.

o The Company and two of its subsidiaries issued Zero Coupon Notes bearing a lower stated rate of interest and payable on an extended maturity date in exchange for a like principal amount of their then outstanding Subordinated Notes payable. The exchange involved extending the maturity date from 1998 to 2005 on approximately $10,000,000 of subordinated debt reducing the interest rate due thereon from 10.25% to 2.25% and provided for payment of principal and interest on the maturity date of December 31, 2005. In December 1997 and in January, February and March 1998, an additional $2,900,000 of Zero Coupon Notes were issued.

o The decision was made under existing agreements to issue warrants to purchase shares of Common Stock of the Company in exchange for and cancellation of all indebtedness evidenced by $798,000 in aggregate principal amount of Subordinated Notes of West Oxford Industries, Inc.

o Striker Paper was able to negotiate a Forbearance Agreement with its Canadian lender limiting the ability of the lender to enforce its rights for technical default items, specifically ratio and financial covenants, under its then existing financing and security agreements with Striker Canada pending acceptance of the supplemented and amended Offer of Finance with the lender in March 1998 (see Note 2 to Notes To Consolidated Financial Statements).

o The Company also negotiated a Forbearance Agreement with its Stephens Mill lender which calls for the Company to make equal monthly payments of principal and interest for a period of approximately three years. The Stephens Mill lender agreed to forbear as long as payments are made and the other conditions of the Forbearance Agreement are complied with.

There can be no assurances that the ultimate resolution of the above items, either individually or in the aggregate will be adequate to ensure the existence of the Company as a going concern.

The Company experienced a decrease in current liabilities for the quarter ended March 31, 1998 from the year ended December 31, 1997. Although the Company has experienced a decrease in current liabilities, the Company has a working capital deficit of $3,049,213 at March 31, 1998. The decrease in current liabilities is primarily due to a reclass of short-term debt to long-term debt coupled with a substantial reduction in both lines of credit and a reduction in accounts payable.

On January 16, 1997, the Company experienced a fire at its Thorold Mill. An electrical short in the main building that houses the paper line caused the fire. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The Company immediately contacted its insurance carrier and started rebuilding the damaged plant building and replacement of the damaged equipment. The repairs and rebuilding of the plant and its equipment were completed on or about May 30, 1997. As of the date of this Report, the Company anticipates having additional repairs and capital projects completed and resuming full operation on or about June 15, 1998.

As of the date of this report, both of the Company's plants are idled. The fire related repairs and rebuilding are complete at the Thorold Mill, however, there are still capital projects that need to be completed prior to start-up and are currently in progress. Management has also identified several capital projects that are necessary at the Stephens Mill to begin operations and improve efficiencies needed for profitable operation. However, for the Company to benefit fully from any improvements made to the plants, the Company must operate the plants at capacity (for the full production levels, typically 11.5 months per year). Management is committed to seek and obtain the necessary financing to resume operations, but not to resume operations in any instance until the financing for each plant is in place and the capital projects have been completed.

There have been several events from the prior year that continue to affect the Company. During 1996 and early 1997, the Company devoted substantial amounts of cash to acquisition activities for the Transaction. The Company raised over $3,000,000 in subordinated debt during 1996 and early 1997 to pay for the costs of the Transaction. Due to the substantial amounts of cash used for acquisition activities and the intention to pay all of the payables at the closing of the Transaction, accounts payable were aged beyond their terms. Due to the significant resources devoted to the Transaction and subsequent repudiation of the Transaction, the Company's ability to repay debt, pay past-due accounts payable, finance needed capital projects and continue operations has been gravely impaired.

The factors listed above have led to the ongoing working capital deficit. Upon a resumption of operations, the Company must closely monitor operations and continue to identify and implement capital projects that will improve efficiencies and lower costs. However, there can be no assurance that such cost reductions will allow the Company to achieve profitability.

Management is currently pursuing various strategies in order to provide needed liquidity and provide financing for capital projects. Management believes that negotiations regarding obtaining new debt and/or equity financing are vital to continuing operations. Effective March 20, 1998, the Company successfully completed an aggregate $2,300,000 Canadian term loan and revolving line of credit facility with new Canadian lenders with a first tranche funding of $1,250,000 Canadian on April 14, 1998 combined with $1,192,131 of Zero Coupon Note proceeds. Management believes that this new loan will provide the ability for the Company to complete necessary capital improvement projects and provide working capital for the start up. Additionally, Management is in discussion with various financing groups including government sponsored programs and lenders for financing for the Stephens Mill.

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

Management does not believe its existing funds and its existing financial arrangements will adequately fund the cash needs of the start-up of both Mills and the Company's operations during the next year. To meet working capital requirements and expand its business, the Company will need to borrow additional amounts, obtain an additional third-party credit facility and/or restructure its existing debt. The Company currently has two existing credit lines, one consisting of a revolving line of credit and a term loan collateralized by receivables, inventories, and fixed assets and one consisting of a term loan collateralized by receivables, inventories, and fixed assets. At March 31, 1998, there were no amounts available under the line of credit. The Company is pursuing additional financing arrangements that might include private or public sales of equity or debt securities. However, there can be no assurances that the Company will be able to obtain any additional debt or equity financing.

Management believes that some, if not all, of the above mentioned strategies will allow the Company to obtain sufficient working capital and acquisition financing to continue with its plan of growth through acquisitions. However, there can be no assurance that any of these strategies will be achieved or that the Company will be able to exist as a going concern.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended March 31, 1998, pre-trial discovery, including the taking of depositions of the parties, continued in Cause No. 97-07032, styled Striker Industries, Inc., David A. Collins and Matthew D. Pond v. Newgen Holding, Inc., Gen Holding, Inc., GS Roofing Products Company, Inc., Donald F. Smith, and Maredon-I, Ltd., pending in the 133rd Judicial District Court of Harris County, Texas. See Note 3 to Notes to Consolidated Financial Statements filed with this Quarterly Report for a description of the factual basis underlying the alleged wrongful repudiation of the Transaction more fully described therein and made the basis of this pending legal proceeding.

During the quarter ended March 31, 1998, five lawsuits seeking recovery of significant sums and which were pending at December 31, 1997, principally against the Company's U.S. and indirect Canadian subsidiaries, Striker Paper Corporation and Striker Paper Canada, Inc., were settled or were in substantial discount payment settlement negotiations entered into during the quarter. All but one of these proceedings were settled by execution between the parties of written Settlement Agreements providing for time payment plans with respect to the claims asserted.

One additional suit involving a significant sum was filed by a vendor on or about February 3, 1998 in the Circuit Court of Ouachita County, Arkansas against the Company's subsidiary, Striker Paper Corporation seeking recovery of a balance alleged to be unpaid for goods purchased on open account. An Answer to the suit was filed timely and no further activity has taken place with respect to the suit at the date of this Report. As with other similar suits in the past, it is Management's intention to seek to compromise and settle the claim on the best terms that can be obtained.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

     (1) In January, February and March 1998, the Company's wholly-owned subsidiary, STDF Corp., issued an additional $1,000,000 in aggregate principal amount of Zero Coupon Notes to international investors. The Zero Coupon Notes mature on December 31, 2005 and have a stated interest rate of 2.25%, with principal and accrued interest due on the maturity date.

Item 6.  Exhibits and Reports on Form 8-K

      (a) Exhibits:

      4.1 Copy of the Zero Coupon Notes ($1,000,000 in aggregate principal amount) issued in January, February and March 1998 (filed as Exhibit
            4.12 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

      4.2 Offer of Finance - Commercial Banking dated March 10, 1998 between Laurentian Bank of Canada and Striker Paper Canada, Inc., accepted by Striker Paper Canada, Inc. on March 13, 1998.

      4.3 Subordinated Loan Agreement dated March 20, 1998 between the Company's indirect Canadian subsidiary, Striker Paper Canada, Inc., and First Ontario Labour Sponsored Investment Fund, Ltd. (hereinafter referred to as "FOF").

      4.4 General Security Agreement dated March 20, 1998 executed by Striker Paper Canada, Inc. in favor of FOF.

      4.5   Document General (Real Property Registration Document) to which
            Exhibit 4.4 is attached.

      4.6 Guarantee and Postponement of Claim dated March 20, 1998 executed by the Company's wholly-owned Canadian subsidiary, Striker Holdings (Canada) Inc. in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. to FOF under the Subordinated Loan Agreement filed as Exhibit 4.3 to this Quarterly Report.

      4.7 Guarantee and Postponement of Claim dated March 20, 1998 executed by Striker Holdings (Canada), Inc. in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. to FOF under the Subordinated Loan Agreement filed as Exhibit 4.3 to this Quarterly Report.

      4.8 Share Pledge and Proxy Arrangement Agreement dated March 20, 1998 between Striker Holdings (Canada) Inc. and FOF.

      4.9 Guarantee and Postponement of Claim dated March 20, 1998 executed by David A. Collins in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. to FOF under both the Subordinated Loan Agreement and the Unanimous Shareholders Agreement filed as Exhibits
            4.3 and 4.10 to this Quarterly Report.

      4.10 Unanimous Shareholders Agreement dated March 20, 1998 between the Company, Striker Holdings (Canada) Inc., FOF and Striker Paper Canada, Inc.

      4.11 Commercial Demand Line of Credit Agreement dated March 20, 1998 between Striker Paper Canada, Inc., Credit Union Central of Ontario Limited (hereinafter referred to as "CUCO") and So-Use Credit Union Limited (hereinafter referred to as "So-Use").

      4.12 Business Loan General Security Agreement dated March 20, 1998 executed by Striker Paper Canada, Inc. in favor of CUCO and So-Use.

      4.13 Charge/Mortgage of Land dated March 20, 1998 executed by Striker Paper Canada, Inc. in favor of CUCO and So-Use.

      4.14 Assignment of Insurance executed by Striker Paper Canada, Inc. in favor of CUCO and So-Use.

      4.15 Guarantee and Postponement of Claim dated March 20, 1998 executed by the Company in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. under the Subordinated Loan Agreement filed as
            Exhibit 4.3 to this Quarterly Report.

      27    Financial Data Schedule

      (b) Reports on Form 8-K:

      No Reports on Form 8-K were filed by the Company during the quarter ended March 31, 1998.

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                            STRIKER INDUSTRIES, INC.



DATE:         May 20, 1998                  BY:  David A. Collins
       -------------------------               ------------------------------
                                                 David A. Collins
                                                 Chief Executive Officer






DATE:         May 20, 1998                  BY:  Matthew D. Pond
       -------------------------               ------------------------------
                                                 Matthew D. Pond
                                                 Chief Financial Officer

                               INDEX TO EXHIBITS


      4.1 Copy of the Zero Coupon Notes ($1,000,000 in aggregate principal amount) issued in January, February and March 1998 (filed as Exhibit
            4.12 to the Company's Form 10-K for the year ended December 31, 1997, and incorporated herein by reference).

      4.2 Offer of Finance - Commercial Banking dated March 10, 1998 between Laurentian Bank of Canada and Striker Paper Canada, Inc., accepted by Striker Paper Canada, Inc. on March 13, 1998.

      4.3 Subordinated Loan Agreement dated March 20, 1998 between the Company's indirect Canadian subsidiary, Striker Paper Canada, Inc., and First Ontario Labour Sponsored Investment Fund, Ltd. (hereinafter referred to as "FOF").

      4.4 General Security Agreement dated March 20, 1998 executed by Striker Paper Canada, Inc. in favor of FOF.

      4.5   Document General (Real Property Registration Document) to which
            Exhibit 4.4 is attached.

      4.6 Guarantee and Postponement of Claim dated March 20, 1998 executed by the Company's wholly-owned Canadian subsidiary, Striker Holdings (Canada) Inc. in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. to FOF under the Subordinated Loan Agreement filed as Exhibit 4.3 to this Quarterly Report.

      4.7 Guarantee and Postponement of Claim dated March 20, 1998 executed by Striker Holdings (Canada), Inc. in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. to FOF under the Subordinated Loan Agreement filed as Exhibit 4.3 to this Quarterly Report.

      4.8 Share Pledge and Proxy Arrangement Agreement dated March 20, 1998 between Striker Holdings (Canada) Inc. and FOF.

      4.9 Guarantee and Postponement of Claim dated March 20, 1998 executed by David A. Collins in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. to FOF under both the Subordinated Loan Agreement and the Unanimous Shareholders Agreement filed as Exhibits
            4.3 and 4.10 to this Quarterly Report.

      4.10 Unanimous Shareholders Agreement dated March 20, 1998 between the Company, Striker Holdings (Canada) Inc., FOF and Striker Paper Canada, Inc.

      4.11 Commercial Demand Line of Credit Agreement dated March 20, 1998 between Striker Paper Canada, Inc., Credit Union Central of Ontario Limited (hereinafter referred to as "CUCO") and So-Use Credit Union Limited (hereinafter referred to as "So-Use").

      4.12 Business Loan General Security Agreement dated March 20, 1998 executed by Striker Paper Canada, Inc. in favor of CUCO and So-Use.

      4.13 Charge/Mortgage of Land dated March 20, 1998 executed by Striker Paper Canada, Inc. in favor of CUCO and So-Use.

      4.14 Assignment of Insurance executed by Striker Paper Canada, Inc. in favor of CUCO and So-Use.

      4.15 Guarantee and Postponement of Claim dated March 20, 1998 executed by the Company in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. under the Subordinated Loan Agreement filed as
            Exhibit 4.3 to this Quarterly Report.

      27    Financial Data Schedule