Form 10-Q
period 1998-06-30
STRIKER INDUSTRIES INC
filed 1998-08-19
CIK 352944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



[x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
      ACT OF 1934

                  For the Quarterly Period Ended June 30, 1998

                                       OR

[ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 For the transition period from         to
                                                        --------    --------

                         Commission File Number 0-10096

                            STRIKER INDUSTRIES, INC.

               (Exact name of Company as specified in its charter)


          DELAWARE                                          76-0327658
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

As of August 14, 1998, there were 4,370,922 shares of Common Stock, par value $0.50 per share, outstanding and no shares of Preferred Stock, par value $0.50 per share, were outstanding.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.               FINANCIAL INFORMATION                        PAGE NO.
                                                                   --------
Item 1.       Financial Statements

              Consolidated Balance Sheet                               3

              Consolidated Statements of Operations                    4

              Consolidated Statements of Cash Flows                    5

              Notes to Consolidated Financial Statements               6

Item 2.       Management's Discussion and Analysis of
              Financial Condition and Results of Operations           12



PART II.      OTHER INFORMATION


Item 1.       Legal Proceedings                                       17

Item 2.       Changes in Securities                                   17

Item 3.       Defaults Upon Senior Securities                         17

Item 4.       Submission of Matters to a
              Vote of Security Holders                                17

Item 5.       Other Information                                       17

Item 6.       Exhibits and Reports on Form 8-K                        17


SIGNATURES                                                            20

                                    2 of 20

                    STRIKER INDUSTRIES, INC. AND SUBSIDIARIES

                           Consolidated Balance Sheets

                                                                           June 30,        December 31,
                Assets                                                       1998              1997
                ------                                                   ------------      ------------
Current assets:
   Cash and cash equivalents                                             $    137,982           151,941
   Restricted cash                                                             71,963                --
   Accounts receivable:
      Employee                                                                 57,674           180,000
      Other, net of bad debt allowance of 489,671
        for December 31, 1997                                                   4,006             4,006
   Inventories:
      Raw materials                                                             1,365             1,365
   Prepaid expenses and other current assets                                   61,363           158,130
                                                                         ------------      ------------

              Total current assets                                            334,353           495,442

Property and equipment, net                                                13,791,194        13,988,832

Deferred costs and other, net                                                 313,282            72,782
                                                                         ------------      ------------

              Total assets                                               $ 14,438,829        14,557,056
                                                                         ============      ============

                               Liabilities and Stockholders' Deficit

Current liabilities:
   Current portion of long term debt                                     $    473,614           746,624
   Current obligations under capital leases                                     7,661             7,650
   Trade accounts payable                                                   2,007,467         2,875,965
   Accrued liabilities                                                        694,189           703,113
                                                                         ------------      ------------
              Total current liabilities                                     3,182,931         4,333,352

Long-term liabilities:
   Zero coupon notes payable                                               12,797,111        10,507,965
   Term loans, net of current portion                                         755,637           920,450
   Subordinated term loan, net of current portion                             343,528                --
   Capital lease obligation                                                     6,993            10,919
   Subsidiary equity repurchase obligation                                    613,808                --
   Minority Interest in subsidiary                                          1,842,748                --
                                                                         ------------      ------------
              Total long-term liabilities                                  16,359,825        11,439,334
                                                                         ------------      ------------
Stockholders' deficit:
   Preferred stock, $.20 par value, 5,000,000 shares authorized,
      none issued                                                                  --                --
   Common stock, $0.50 par value, 25,000,000 shares authorized,
      4,370,922 shares issued and outstanding                               2,187,862         2,187,862
   Stock subscriptions receivable                                            (275,000)         (275,000)
   Warrants                                                                       667                --
   Additional paid-in capital                                              12,879,413        14,938,085
   Accumulated deficit                                                    (19,439,656)      (17,632,301)
   Foreign currency translation adjustment                                   (382,213)         (359,276)
   Less treasury stock at cost; 4,800 shares                                  (75,000)          (75,000)
                                                                         ------------      ------------
              Total stockholders' deficit                                  (5,103,927)       (1,215,630)

Commitments and contingencies
                                                                         ------------      ------------
              Total liabilities and stockholders' deficit                $ 14,438,829        14,557,056
                                                                         ============      ============


See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                  For the periods ended June 30, 1998 and 1997


                                                                     For the Quarter             Year to Date
                                                                     Ended June 30,             Ended June 30,
                                                               --------------------------  --------------------------
                                                                   1998          1997          1998          1997
                                                               ------------  ------------  ------------  ------------
Revenues                                                       $         --  $    725,566  $         --  $  1,495,137

Cost of sales                                                       656,418       986,857     1,012,327     2,347,807
                                                               ------------  ------------   -----------  ------------

            Gross margin                                           (656,418)     (261,291)   (1,012,327)    (852,670)

Selling, general and administrative expenses                        454,426       819,965       848,795    1,773,589
                                                               ------------  ------------   -----------  -----------
            Operating loss                                       (1,110,844)   (1,081,256)   (1,861,122)  (2,626,259)
                                                               ------------  ------------   -----------  -----------
Other income (expense):
    Interest expense, net                                          (281,365)     (457,753)     (368,851)    (984,260)
    Gain on fully reserved debt settlement                               --            --       110,380           --
    Minority interest in net loss of consolidated subsidiary        165,470            --       215,924           --
    Other income/(expense)                                           38,705            --        96,315           --
                                                               ------------  ------------   -----------  -----------
            Loss before income taxes                             (1,188,034)   (1,539,009)   (1,807,354)  (3,610,519)

Income taxes                                                             --            --            --           --
                                                               ------------  ------------   -----------  -----------
            Net loss                                           $ (1,188,034) $ (1,539,009)  $(1,807,354) $(3,610,519)
                                                               ============  ============   ===========  ===========

    Basic and diluted net loss per common share                $       (.27)         (.35)  $      (.41)        (.83)
                                                               ============  ============   ===========  ===========

See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the six months ended June 30, 1998 and 1997


                                                                                 Six Months Ended June 30,
                                                                                --------------------------
                                                                                   1998            1997
                                                                                ----------      ----------
Cash flows from operating activities:
    Net loss                                                                    (2,023,278)     (3,610,519)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
         Depreciation                                                              419,308         358,944
         Amortization                                                              243,887         580,377
         Changes in assets and liabilities:
           (Increase) decrease in accounts receivable                              122,326        (260,823)
           Increase in inventories                                                      --         (11,901)
           (Increase) decrease in prepaid expenses and other current assets        (23,267)        190,981
           Increase (decrease) in accounts payable and accrued liabilities        (877,422)        618,747
                                                                                ----------      ----------
                   Net cash used in operating activities                        (2,138,446)     (2,134,194)
                                                                                ----------      ----------
Cash flows from investing activities:
    Purchases of property and equipment                                           (232,183)       (138,063)
    Proceeds from disposition of property and equipment                                 --          75,000
    Purchase of certificate of deposit                                             (71,963)             --
                                                                                ----------      ----------
                   Net cash used in investing activities                          (304,146)        (63,063)
                                                                                ----------      ----------
Cash flows from financing activities:
    Proceeds from issuance of original issue discount notes                             --         735,000
    Repayment of original issue discount notes                                    (328,652)     (1,978,000)
    Proceeds from Canadian subordinated loan agreement                             874,004              --
    Proceeds from revolving lines of credit                                             --       1,807,562
    Repayment of revolving lines of credit                                              --      (1,747,614)
    Repayments of fixed asset line of credit                                      (164,813)       (134,100)
    Principal payments on capital leases                                            (3,915)        (17,499)
    Deferred and other costs paid                                                 (228,064)       (417,528)
    Proceeds from the issuance of warrants                                             667              --
    Proceeds from subordinated notes payable                                            --       3,667,532
    Proceeds from issuance of zero coupon notes payable                          2,279,406              --
                                                                                ----------      ----------
                   Net cash provided by financing activities                     2,428,633       1,915,353
                                                                                ----------      ----------
Net increase (decrease) in cash                                                    (13,959)       (281,904)

Cash and cash equivalents, beginning of period                                     151,941         292,485
                                                                                ----------      ----------
Cash and cash equivalents, end of quarter                                          137,982          10,581
                                                                                ==========      ==========


See accompanying notes to consolidated financial statements.

                                  Page 5 0f 20

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Striker Industries, Inc. its wholly owned subsidiaries and its percentage of ownership in its Canadian subsidiary. All material intercompany accounts and transactions have been eliminated.

The minority interest reflected on the Balance Sheet and in the Statement of Operations reflect a 25% equity position in the Company's Canadian Subsidiary, Striker Paper Canada, Inc. only.

Interim Financial Information

The consolidated interim financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at June 30, 1998, the consolidated results of operations and cash flows for the three and six months ended June 30, 1998 and 1997.

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

The number of weighted average shares outstanding used in computing the earnings
(loss) per share was 4,370,922 for the three and six months ended June 30, 1998 and 4,365,026 and 4,351,153 for the three and six months ended June 30, 1997, respectively. Basic and diluted earnings (loss) per share are the same for each of these quarters.

Cash Flow Information

For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments which mature within three months of their date of purchase.

2.   DEBT:

The Company's debt consisted of the following at:

                                                        June 30,        December 31,
                                                          1998              1997
                                                      ------------      ------------
Zero Coupon Notes, 2.25% due 12/31/05                 $ 13,502,500      $ 10,702,500
Unamortized Discount on Zero Coupon Notes                 (705,389)         (194,535)
Original Issue Discount Notes                               82,551           380,276
Stephens Facility:
   Term loan, prime (8.5%) +3.5%, due 5/31/01              475,550           534,650
   Revolving line of credit, prime + 3.5%                   47,863            23,148
Canadian Facilities:
   Term loan, prime (6.0%)+ 2.5% due 4/01/01               623,287           729,000
   Subordinated term loan, 20.0% due 4/14/01               874,003
   Unamortized Discount of
   subordinated term loan                                 (530,475)
Capitalized lease obligations bearing interest at
   rates from 10% to 18% maturing between 1998
   and 2000, secured by underlying machinery
   and computer equipment                                   14,654            18,569
                                                      ------------      ------------
                                                        14,384,544        12,193,608
Less- Current maturities                                  (481,275)         (754,274)
                                                      ------------      ------------
                                                      $ 13,903,269      $ 11,439,334
                                                      ============      ============

CREDIT FACILITIES:

On March 13, 1998, the Company (as guarantor) and its indirect Canadian subsidiary, Striker Paper Canada, Inc. ("Striker Canada") accepted a supplemented and amended Offer of Finance from Striker Canada's term loan lender, Laurentian Bank of Canada. Under the amended Offer of Finance, the maturity date on Striker Canada's term loan facilities with the lender remains April 1, 2001. In addition, Striker Canada was required to prepay all principal and interest requirements of the term loans through July 31, 1998.

On March 20, 1998, the Company's indirect Canadian subsidiary, Striker Paper Canada, Inc. ("Striker Canada"), executed (i) a Subordinated Loan Agreement with First Ontario Labour Sponsored Investment Fund Ltd. ("FOF") providing a three year term credit facility to Striker Canada in the maximum principal amount of $1,500,000 Canadian and (ii) a Commercial Demand Line of Credit Agreement with Credit Union Central of Ontario Limited and So-Use Credit Union Limited providing a revolving line of credit to Striker Canada in the aggregate amount of $800,000 Canadian based on eligible accounts receivable. The first advance in the amount of $1,250,000 Canadian under the FOF term loan facility was received by Striker Canada on April 14, 1998.

As a condition of the Subordinated Loan Agreement, FOF was issued 3,756,912 shares of common stock of Striker Canada, which represents a 25% equity position in Striker Canada. In connection with the FOF financing, the Company formed a new wholly-owned Canadian subsidiary, Striker Holdings Canada, Inc. (Holdings Canada), to which the Company transferred its remaining seventy-five percent ownership position in Striker Canada. In addition, the Company signed a guarantee requiring that, upon default under the Subordinated Loan Agreement or at maturity of the FOF credit facility, the Company repurchase FOF's 25% ownership interest in Striker Canada for a minimum of $1,000,000 Canadian.

The Subordinated Loan Agreement provides for payment of interest at the rate of 20% per annum on all outstanding amounts but, giving effect to the discount amortization and the guarantee repurchase obligation amortization, the effective interest rate increases to 46.67% for the first year reducing the second and third years based on a reduction of the term credit facility. It also provides for a twelve-month grace period on principal payments and for the reduced payment of one-half of the monthly-accrued interest during the grace period.

In addition, the Subordinated Loan Agreement requires Striker Canada to pay FOF a monthly monitoring fee of $3,000 Canadian during the term of the credit facility. FOF is also entitled to elect two board members to Striker Canada's Board of Directors.

SUBORDINATED DEBT:

Striker Industries, Inc. Notes:

On October 28, 1997, the Company reached an agreement with BlueStone to make monthly payments for an eight-month period beginning in December 1997. As of the date of this report, the Company has one payment remaining that is expected to be made on or before August 31, 1998. The remaining balance of $82,551 and $380,276 of the Original Issue Discount Note (the"OID Notes") has been classified as current debt at June 30, 1998 and December 31, 1997, respectively. The OID Notes are secured by a second and subordinate lien and security interest on the assets of each of the Company's U.S. subsidiaries, including its Stephens, Arkansas plant, junior in priority to the lien on the same assets held by its senior lender. This lien and security interest will be released upon payment of the remaining balance owed BlueStone. The OID Notes are also guaranteed by each of the Company's U.S. subsidiaries. It is also secured by a lien and security interest on the assets of the Company's Canadian subsidiary, either junior in time or subordinated to the subsidiary's senior lenders in Canada.

STDF Corp. Notes:

In April, May and June 1998, the Company's subsidiary, STDF Corp., booked $900,000 of additional indebtedness owing to holders of its Zero Coupon Notes due December 31, 2005. The Zero Coupon Notes carry a minimum interest rate of 2.25% with a maximum interest rate of 10.25% solely dependent upon the discretion of the Board of Directors. Principal and interest are not due until maturity of the Notes.

Interest paid for all debt instruments for the three and six months ended June 30, 1998 was $34,290 and $64,124, respectively, interest paid for all debt instruments for the three and six months ended June 30, 1997 was $65,319 and $115,914, respectively.

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

In addition, following extensive negotiations and the inability of the Company's Canadian subsidiary to reach agreement on an employment termination package with the former manager of the Thorold Mill, suit was filed on or about April 7, 1997 in Ontario Province, Canada by the former Mill manager against Striker Paper Canada, Inc. claiming damages of $142,000 Canadian for alleged wrongful dismissal and $50,000 Canadian for alleged mental distress. Striker Canada filed a Statement of Defense and Counterclaim on September 30, 1997. The Counterclaim seeks damages in the amount of $150,000 Canadian from the plaintiff for his fraudulent or negligent misrepresentation in failing to disclose information within his knowledge to Striker Canada during the negotiations for Striker Canada's purchase of the Thorold Mill. No further action has been taken in this proceeding as of the date of this Report.

4.   SUSPENSION OF OPERATIONS AT STEPHENS MILL:

Toward the end of the second quarter of 1997, the Company suspended operations at its Stephens Mill. The Stephens Mill had been experiencing a significant level of downtime and required continually increasing repairs and maintenance to operate. Additionally, the Company experienced a shortage of working capital during 1997 as a result of unanticipated required repayment of obligations of the Company caused by the repudiation of the Transaction (See Note 3 to Notes To Consolidated Financial Statements). These circumstances led to a significant reduction in dry felt produced and available for sale. The reduction in dry felt produced (and sold), coupled with unabsorbed production costs, made profitable operations unachievable under the circumstances. In order to minimize the cash drain, Management made the decision to suspend operations.

Management is reviewing capital improvement projects that would allow the Stephens Mill to operate efficiently and profitably upon reactivation. It is Management's present intention to resume operations at the Stephens Mill in due course, however, resumption of operations is subject to the Company raising the funds necessary to complete the capital improvements and repairs and maintenance that will enable the Stephens Mill to operate efficiently and profitably. Management is reviewing alternative methods of resuming operations at the Stephens Mill including strategic partnerships or joint ventures. While Management is diligently pursuing all available options to accomplish its objective, there can be no assurances that it will be successful and that the Stephens Mill will be able to resume operations

5.   CASUALTY LOSSES AT MILLS:

On January 16, 1997, the Company experienced a fire at its Thorold Mill. The fire was caused by an electrical short in the main building, which houses the paper line. The fire caused extensive damage to a part of the building and the sheet forming section of the paper line. The final settlement claim indicated total damage to be approximately $1,500,000. The insurance coverage on the plant and its contents covered all the costs of rebuilding and replacing all fire damage to the plant and equipment. The fire-damaged repairs were completed on or about May 30, 1997. The Company completed additional routine repairs and maintenance that were necessary prior to start-up. In addition, capital projects were identified and completed that Management believes will increase operating efficiencies in an effort to achieve profitable operations. The Company was able to resume operations on or about July 9, 1998. Striker Canada received the first tranche funding of $1,250,000 Canadian on April 14, 1998 pursuant to the terms of the Subordinated Loan Agreement in order to facilitate the cash requirements of the Thorold Mill start-up.

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

In response to vendor's collection efforts, the Company has negotiated several settlements of outstanding balances due vendors at amounts less than face value. These vendor concessions, a total of approximately $96,000, have been treated as other income on the statement of operations for the quarter ended June 30, 1998.

7.  YEAR 2000:

The Company has reviewed its business software and hardware which has resulted in plans to either replace or upgrade all essential software and hardware at an estimated cost of $75,000. The Company does not believe that its vendors and customers year 2000 compliance issues will have any material effect or impact the respective relationships.

8.  FORWARD-LOOKING STATEMENTS:

The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "may," and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

9.  SUBSEQUENT EVENTS:

On or about July 9, 1998, Striker Canada was able to commence resumption of operations and begin production of commercial grade dry felt.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-Q:

Results of Operations

                                           Three Months Ended                 Six Months Ended
                                                June 30,                          June 30,
                                           1998             1997             1998             1997
                                       -----------      -----------      -----------      -----------
Revenue                                $                $   725,566      $                $ 1,495,137
Cost of Sales                              656,418          986,857        1,012,327        2,347,807
                                       -----------      -----------      -----------      -----------
Gross Margin                              (656,418)        (261,291)      (1,012,327)        (852,670)
Selling, general and
administrative                             454,426          819,965          848,795        1,773,589
                                       -----------      -----------      -----------      -----------
Operating loss                          (1,110,844)      (1,081,256)      (1,861,122)      (2,626,259)
Interest Expense, net                     (281,365)        (457,753)        (368,851)        (984,260)
Other income                                38,705               --          206,695               --
Minority  interest  in net loss of
consolidated subsidiary                    165,470               --          215,924               --
                                       -----------      -----------      -----------      -----------
Net loss before income taxes
                                        (1,188,034)      (1,539,009)      (1,807,354)      (3,610,519)
                                       ===========      ===========      ===========      ===========

COMPARISON OF QUARTERS ENDED JUNE 30, 1998 AND 1997

There were no sales for the quarter ended June 30, 1998 as compared to sales of $725,566 for the quarter ended June 30, 1997. Both Mills were idled for the quarter ended June 30, 1998 (See Notes 4 and 5 to Notes To Consolidated Financial Statements). For the quarter ended June 30, 1997, the Thorold Mill was idled for the entire quarter and the Stephens Mill was idled for one month of the quarter.

Gross margin decreased to negative $656,418 for the quarter ended June 30, 1998 from negative gross margin of $261,291 for the quarter ended June 30, 1997. The decrease in gross margin is primarily due to unabsorbed fixed production costs as a result of the idled facilities.

Selling, general and administrative expenses decreased by $365,539 to $454,426 for the quarter ended June 30, 1998, from $819,965 for the quarter ended June 30, 1997. This decrease is primarily due to (i) a decrease in the professional fees in 1998 and (ii) a reduction in office expenses and reduced salary and related expenses due to the reduced operations in 1998.

Interest expense, net, decreased to $281,365 for the quarter ended June 30, 1998, from $457,753 for the quarter ended June 30, 1997. This decrease is due to the reduction of interest rates related to the Zero Coupon Notes, a decrease in credit facility activity and a decrease in the amortization of deferred financing costs partially offset by interest related to the new subordinated loan agreement.

COMPARISON OF SIX MONTHS ENDED JUNE 30, 1997 AND 1996

There were no sales for the six months ended June 30, 1998 as compared to sales of $1,495,137 for the six months ended June 30, 1997. Both Mills were idled for the six months ended June 30, 1998 (See Notes 4 and 5 to Notes To Consolidated Financial Statements). For the six months ended June 30, 1997, the Thorold Mill was idled for the entire period and the Stephens Mill was idled for one month of the period.

Gross margin decreased to a negative $1,012,327 for the six months ended June 30, 1998 from a negative gross margin of $852,670 for the six months ended June 30, 1997. The decrease in gross margin is primarily due to no sales in 1998 and unabsorbed production costs as a result of the idled facilities in 1998.

Selling, general and administrative expenses decreased by $924,794 to $848,795 for the six months ended June 30, 1998, from $1,773,589 for the six months ended June 30, 1997. This decrease is primarily due to (i) a decrease in the professional fees in 1998 and (ii) a reduction in office expenses and reduced salary and related expenses due to the reduced operations in 1998.

Interest expense, net, decreased to $368,851 for the six months ended June 30, 1998, from $984,260 for the six months ended June 30, 1997. This decrease is due to the reduction of interest rates related to the Zero Coupon Notes, a decrease in credit facility activity and a decrease in the amortization of deferred financing costs partially offset by interest related to the new subordinated loan agreement.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization.

CASH FLOWS - COMPARISON OF SIX MONTHS ENDED JUNE 30, 1998 AND JUNE 30, 1997

Cash flows used by operating activities increased slightly to $2,138,446 for the six months ended June 30, 1998 from $2,134,194 for the six months ended June 30, 1997. This increase is primarily due to the substantial decrease in accounts payable and accrued liabilities partially offset by a decrease in operating losses.

Cash flows used by investing activities increased to $304,146 for the six months ended June 30, 1998 from cash flows used in investing activities of $63,063 for the six months ended June 30, 1997. This increase is primarily due to the purchases of property and equipment related to the start-up of the Thorold Mill.

Cash flows provided by financing activities increased to $2,428,633 for the six months ended June 30, 1998 from $1,915,353 for the six months ended June 30, 1997. This increase is primarily due to the funding of the new Canadian Subordinated Loan Agreement.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended June 30, 1998, the Company had an operating loss and continues to experience short-term liquidity concerns.

For the six months ended June 30, 1998, the Company raised over $3,000,000 of subordinated debt to fund working capital needs and retire a substantial portion of the OID Notes. In addition, approximately $1,200,000 of the subordinated debt was used in association with the term credit facility described below to assist in attaining the resumption of operations at the Thorold Mill.

On March 20, 1998, Striker Canada executed (i) a Subordinated Loan Agreement with First Ontario Labour Sponsored Investment Fund Ltd. ("FOF") providing a three year term credit facility to Striker Canada in the maximum principal amount of $1,500,000 Canadian and (ii) a Commercial Demand Line of Credit Agreement with Credit Union Central of Ontario Limited and So-Use Credit Union Limited providing a revolving line of credit to Striker Canada in the aggregate amount of $800,000 Canadian based on eligible accounts receivable. The first advance in the amount of $1,250,000 Canadian under the FOF term loan facility was received by Striker Canada on April 14, 1998.

There can be no assurances that the ultimate resolution of the above items, either individually or in the aggregate will be adequate to ensure the existence of the Company as a going concern.

The Company experienced a decrease in current liabilities for the six months ended June 30, 1998 from the year ended December 31, 1997. Although the Company has experienced a decrease in current liabilities, the Company has a working capital deficit of $2,848,578 at June 30, 1998. The decrease in current liabilities is primarily due to a reclass of short-term debt to long-term debt coupled with a substantial reduction in both lines of credit and a reduction in accounts payable.

On January 16, 1997, the Company experienced a fire at its Thorold Mill causing extensive damage to a part of the building and the sheet forming section of the paper line. The repairs and rebuilding of the plant and its equipment were completed on or about May 30, 1997. The Company completed the additional repairs and capital projects necessary to commence resumption of operations on or about July 9, 1998.

As of the date of this report, only the Company's Stephens Mill is idled. Management has identified several capital projects that are necessary at the Stephens Mill to begin operations and improve efficiencies needed for profitable operation. However, for the Company to benefit fully from any improvements made to the plants, the Company must operate the plants at capacity (for the full production levels, typically 11.5 months per year). Management is committed to seek and obtain the necessary financing to resume operations, but not to resume operations in any instance until the financing for each plant is in place and the capital projects have been completed.

There have been several events from the prior year that continue to affect the Company. During 1996 and early 1997, the Company devoted substantial amounts of cash to acquisition activities for the Transaction. The Company raised over $3,000,000 in subordinated debt during 1996 and early 1997 to pay for the costs of the Transaction. Due to the substantial amounts of cash used for acquisition activities and the intention to pay all of the payables at the closing of the Transaction, accounts payable were aged beyond their terms. Due to the significant resources devoted to the Transaction and the subsequent repudiation of the Transaction, the Company's ability to repay debt, pay past-due accounts payable, finance needed capital projects and continue operations has been gravely impaired.

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

Management believes that the Company can achieve profitability through operational changes, improvements and acquisitions. Management believes that strategic acquisitions can enhance profitability and increase investor/shareholders' value in the Company. The Company intends to focus on strategic acquisitions in order to grow, gain economies of scale and allocate administrative costs after it has successfully completed the start up of both Mills.

The ability of the Company to achieve successful operations and realize its assets is dependent upon many factors including profitable operation of both Mills, penetration of existing and new markets at a profitable margin and volume levels and cash liquidity.

Management does not believe its existing funds and its existing financial arrangements will adequately fund the cash needs of the Company's operations during the next year and the start-up of the Stephens Mill. To meet working capital requirements and expand its business, the Company will need to borrow additional amounts, obtain an additional third-party credit facility and/or restructure its existing debt. The Company currently has three existing credit lines, two consisting of a revolving line of credit and a term loan collateralized by receivables, inventories, and fixed assets and one consisting of a term loan collateralized by receivables, inventories, and fixed assets. The Company is pursuing additional financing arrangements that might include private or public sales of equity or debt securities. However, there can be no assurances that the Company will be able to obtain any additional debt or equity financing.

Management believes that some, if not all, of the above mentioned strategies will allow the Company to obtain sufficient working capital and acquisition financing to continue with its plan of growth through acquisitions. However, there can be no assurance that any of these strategies will be achieved or that the Company will be able to exist as a going concern.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended June 30, 1998, pre-trial discovery, including the taking of depositions of the parties, continued in Cause No. 97-07032, styled Striker Industries, Inc., David A. Collins and Matthew D. Pond v. Newgen Holding, Inc., Gen Holding, Inc., GS Roofing Products Company, Inc., Donald F. Smith, and Maredon-I, Ltd., pending in the 133rd Judicial District Court of Harris County, Texas. See Note 3 to Notes to Consolidated Financial Statements for a description of the factual basis underlying the alleged wrongful repudiation of the Transaction more fully described therein and made the basis of this pending legal proceeding.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None

Item 5.  Other Information.

     (1) Effective June 17, 1998, shares of Common Stock of the Company are, and continue to be, listed for trading solely on the NASDAQ SmallCap Market. Previously, the Company had maintained a dual listing of its shares on the Boston Stock Exchange, but voluntarily withdrew that listing June 16, 1998.

     (2) On or about July 9, 1998, Striker Canada was able to commence resumption of operations and begin production of commercial grade dry felt.

Item 6.  Exhibits and Reports on Form 8-K

         (a)      Exhibits:

4.1 Offer of Finance - Commercial Banking dated March 10, 1998 between Laurentian Bank of Canada and Striker Paper Canada, Inc., accepted by Striker Paper Canada, Inc. on March 13, 1998 (filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.2 Subordinated Loan Agreement dated March 20, 1998 between the Company's indirect Canadian subsidiary, Striker Paper Canada, Inc., and First Ontario Labour Sponsored Investment Fund, Ltd. (hereinafter referred to as "FOF" (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference)).

4.3 General Security Agreement dated March 20, 1998 executed by Striker Paper Canada, Inc. in favor of FOF (filed as Exhibit 4.4 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.4 Document General (Real Property Registration Document) to which Exhibit 4.3 is attached (filed as Exhibit 4.5 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.5 Guarantee and Postponement of Claim dated March 20, 1998 executed by the Company's wholly-owned Canadian subsidiary, Striker Holdings (Canada) Inc. in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. to FOF under the Subordinated Loan Agreement filed as Exhibit 4.3 to the Company's Form 10-Q for quarter ended March 31, 1998 (filed as Exhibit 4.6 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.6 Guarantee and Postponement of Claim dated March 20, 1998 executed by Striker Holdings (Canada), Inc. in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. to FOF under the Subordinated Loan Agreement filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended
     March 31, 1998 (filed as Exhibit 4.7 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.7 Share Pledge and Proxy Arrangement Agreement dated March 20, 1998 between Striker Holdings (Canada) Inc. and FOF (filed as Exhibit 4.8 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.8  Guarantee and Postponement of Claim dated March 20, 1998 executed by David
     A. Collins in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. to FOF under both the Subordinated Loan Agreement and the Unanimous Shareholders Agreement filed as Exhibits 4.3 and 4.10 to the Company's Form 10-Q for the quarter ended March 31, 1998 (filed as
     Exhibit 4.9 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.9 Unanimous Shareholders Agreement dated March 20, 1998 between the Company, Striker Holdings (Canada) Inc., FOF and Striker Paper Canada, Inc. (filed as Exhibit 4.10 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.10 Commercial Demand Line of Credit Agreement dated March 20, 1998 between Striker Paper Canada, Inc., Credit Union Central of Ontario Limited (hereinafter referred to as "CUCO") and So-Use Credit Union Limited (hereinafter referred to as "So-Use" (filed as Exhibit 4.11 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference)).

4.11 Business Loan General Security Agreement dated March 20, 1998 executed by Striker Paper Canada, Inc. in favor of CUCO and So-Use (filed as Exhibit
     4.12 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.12 Charge/Mortgage of Land dated March 20, 1998 executed by Striker Paper Canada, Inc. in favor of CUCO and So-Use (filed as Exhibit 4.13 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.13 Assignment of Insurance executed by Striker Paper Canada, Inc. in favor of CUCO and So-Use (filed as Exhibit 4.14 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.14 Guarantee and Postponement of Claim dated March 20, 1998 executed by the Company in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. under the Subordinated Loan Agreement filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 1998 (filed as
     Exhibit 4.15 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

27   Financial Data Schedule

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended June 30, 1998:

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                         STRIKER INDUSTRIES, INC.



DATE:         August 19, 1998            BY:      David A. Collins
       ----------------------------         ----------------------------------
                                                  David A. Collins
                                                  Chief Executive Officer




DATE:         August 19, 1998            BY:      Matthew D. Pond
       ----------------------------         ----------------------------------
                                                  Matthew D. Pond
                                                  Chief Financial Officer


                                 Page 20 0f 20

                                 EXHIBIT INDEX




EXHIBIT
NUMBER                DESCRIPTION
------                -----------
4.1  Offer of Finance - Commercial Banking dated March 10, 1998 between
     Laurentian Bank of Canada and Striker Paper Canada, Inc., accepted by
     Striker Paper Canada, Inc. on March 13, 1998 (filed as Exhibit 4.2 to the
     Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.2 Subordinated Loan Agreement dated March 20, 1998 between the Company's indirect Canadian subsidiary, Striker Paper Canada, Inc., and First Ontario
     Labour Sponsored Investment Fund, Ltd. (hereinafter referred to as "FOF"
     (filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended
     March 31, 1998, and incorporated herein by reference)).

4.3  General Security Agreement dated March 20, 1998 executed by Striker Paper
     Canada, Inc. in favor of FOF (filed as Exhibit 4.4 to the Company's Form
     10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.4 Document General (Real Property Registration Document) to which Exhibit 4.3 is attached (filed as Exhibit 4.5 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.5  Guarantee and Postponement of Claim dated March 20, 1998 executed by the
     Company's wholly-owned Canadian subsidiary, Striker Holdings (Canada) Inc.
     in favor of FOF with respect to liabilities of Striker Paper Canada, Inc.
     to FOF under the Subordinated Loan Agreement filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 1998 (filed as Exhibit
     4.6 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.6  Guarantee and Postponement of Claim dated March 20, 1998 executed by
     Striker Holdings (Canada), Inc. in favor of FOF with respect to liabilities of Striker Paper Canada, Inc. to FOF under the Subordinated Loan Agreement filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March
     31, 1998 (filed as Exhibit 4.7 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.7  Share Pledge and Proxy Arrangement Agreement dated March 20, 1998 between
     Striker Holdings (Canada) Inc. and FOF (filed as Exhibit 4.8 to the
     Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.8  Guarantee and Postponement of Claim dated March 20, 1998 executed by David
     A. Collins in favor of FOF with respect to liabilities of Striker Paper
     Canada, Inc. to FOF under both the Subordinated Loan Agreement and the Unanimous Shareholders Agreement filed as Exhibits 4.3 and 4.10 to the
     Company's Form 10-Q for the quarter ended March 31, 1998 (filed as Exhibit
     4.9 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.9  Unanimous Shareholders Agreement dated March 20, 1998 between the Company,
     Striker Holdings (Canada) Inc., FOF and Striker Paper Canada, Inc. (filed as Exhibit 4.10 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.10 Commercial Demand Line of Credit Agreement dated March 20, 1998 between
     Striker Paper Canada, Inc., Credit Union Central of Ontario Limited
     (hereinafter referred to as "CUCO") and So-Use Credit Union Limited
     (hereinafter referred to as "So-Use" (filed as Exhibit 4.11 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference)).


4.11 Business Loan General Security Agreement dated March 20, 1998 executed by
     Striker Paper Canada, Inc. in favor of CUCO and So-Use (filed as Exhibit
     4.12 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.12 Charge/Mortgage of Land dated March 20, 1998 executed by Striker Paper
     Canada, Inc. in favor of CUCO and So-Use (filed as Exhibit 4.13 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.13 Assignment of Insurance executed by Striker Paper Canada, Inc. in favor of
     CUCO and So-Use (filed as Exhibit 4.14 to the Company's Form 10-Q for the quarter ended March 31, 1998, and incorporated herein by reference).

4.14 Guarantee and Postponement of Claim dated March 20, 1998 executed by the
     Company in favor of FOF with respect to liabilities of Striker Paper
     Canada, Inc. under the Subordinated Loan Agreement filed as Exhibit 4.3 to the Company's Form 10-Q for the quarter ended March 31, 1998 (filed as
     Exhibit 4.15 to the Company's Form 10-Q for the quarter ended March 31,
     1998, and incorporated herein by reference).

27   Financial Data Schedule

(b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended
June 30, 1998:
