Form 10-Q
period 1998-09-30
STRIKER INDUSTRIES INC
filed 1998-11-19
CIK 352944

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q



        [x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES ACT OF 1934

              For the Quarterly Period Ended September 30, 1998
                                       OR

        [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
            SECURITIES EXCHANGE ACT OF 1934

           For the transition period from __________ to __________.

                         Commission File Number 0-10096

                            STRIKER INDUSTRIES, INC.

               (Exact name of Company as specified in its charter)

           DELAWARE                                  76-0327659
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

Indicate by check mark whether the Company (1) has filed all reports required to be filed by section 13 or 15(D) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

As of September 30, 1998, there were 4,370,922 shares of Common Stock, par value $0.50 per share, outstanding and no shares of Preferred Stock, par value $0.50 per share, were outstanding.

                     INDEX TO QUARTERLY REPORT ON FORM 10-Q



PART I.              FINANCIAL INFORMATION                                  PAGE NO.
-------              ---------------------                                  --------

Item 1.      Financial Statements

             Consolidated Balance Sheet                                       3

             Consolidated Statements of Operations                            4

             Consolidated Statements of Cash Flows                            5

             Notes to Consolidated Financial Statements                       6

Item 2.      Management's Discussion and Analysis of
             Financial Condition and Results of Operations                   12



PART II.     OTHER INFORMATION
--------     -----------------

Item 1.      Legal Proceedings                                               16

Item 2.      Changes in Securities                                           16

Item 3.      Defaults Upon Senior Securities                                 16

Item 4.      Submission of Matters to a
             Vote of Security Holders                                        16

Item 5.      Other Information                                               16

Item 6.      Exhibits and Reports on Form 8-K                                17


SIGNATURES                                                                   18
----------

                    STRIKER INDUSTRIES, INC. AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30,    December 31,
            Assets                                                        1998             1997
                                                                      ------------     ------------
Current assets:
   Cash and cash equivalents                                          $     84,886          151,941
   Restricted cash                                                          71,963             --
   Accounts receivable:
     Trade                                                                 195,335
     Employee                                                               65,554          180,000
     Other, net of bad debt allowance of 489,671
        for December 31, 1997                                                4,006            4,006
   Inventories:
     Raw materials                                                          20,298            1,365
     Finished goods                                                        142,209
   Prepaid expenses and other current assets                               222,570          158,130
                                                                      ------------     ------------

              Total current assets                                         806,821          495,442

Property and equipment, net                                             13,659,899       13,988,832

Deferred costs and other, net                                              295,522           72,782
                                                                      ------------     ------------

              Total assets                                            $ 14,762,242       14,557,056
                                                                      ============     ============


            Liabilities and Stockholders' Deficit

Current liabilities:
   Current portion of long term debt                                  $    441,755          746,624
   Current obligations under capital leases                                  7,854            7,650
   Trade accounts payable                                                2,546,872        2,875,965
   Accrued liabilities                                                     938,752          703,113
                                                                      ------------     ------------
              Total current liabilities                                  3,935,233        4,333,352

Long-term liabilities:
   Zero coupon notes payable                                            13,542,523       10,507,965
   Term loans, net of current portion                                      677,299          920,450
   Subordinated term loan, net of current portion                          742,797             --
   Capital lease obligation                                                  4,956           10,919
   Subsidiary equity repurchase obligation                                 451,633             --
   Minority Interest in subsidiary                                       1,650,761             --
                                                                      ------------     ------------

              Total long-term liabilities                               17,069,969       11,439,334
                                                                      ------------     ------------

Stockholders' deficit:
   Preferred stock, $.20 par value, 5,000,000 shares authorized,
     none issued                                                              --               --
   Common stock, $0.50 par value, 25,000,000 shares authorized,
     4,370,922 shares issued and outstanding                             2,187,862        2,187,862
   Stock subscriptions receivable                                         (275,000)        (275,000)
   Warrants                                                                    667               --
   Additional paid-in capital                                           12,879,413       14,938,085
   Accumulated deficit                                                 (20,595,365)     (17,632,301)
   Foreign currency translation adjustment                                (365,537)        (359,276)
   Less treasury stock at cost; 4,800 shares                               (75,000)         (75,000)
                                                                      ------------     ------------
              Total stockholders' deficit                               (6,242,960)      (1,215,630)

Commitments and contingencies
                                                                      ------------     ------------
              Total liabilities and stockholders' deficit             $ 14,762,242       14,557,056
                                                                      ============     ============


See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                For the periods ended September 30, 1998 and 1997


                                                                    For the Quarter                   Year to Date
                                                                   Ended September 30,             Ended September 30,
                                                                ---------------------------     ---------------------------
                                                                   1998            1997            1998            1997
                                                                -----------     -----------     -----------     -----------
Revenues                                                        $   267,658     $    11,262     $   267,658     $ 1,506,399

Cost of sales                                                       902,982         234,960       1,915,309       2,582,767
                                                                -----------     -----------     -----------     -----------


            Gross margin                                           (635,324)       (223,698)     (1,647,651)     (1,076,368)

Selling, general and administrative expenses                        494,932         783,549       1,343,727       2,557,138
                                                                -----------     -----------     -----------     -----------

            Operating loss                                       (1,130,256)     (1,007,247)     (2,991,378)     (3,633,506)
                                                                -----------     -----------     -----------     -----------

Other income (expense):
    Interest expense, net                                          (243,412)       (241,689)       (586,291)     (1,225,949)
    Gain on fully reserved debt settlement                             --              --           110,380            --
    Minority interest in net loss of consolidated subsidiary        177,647            --           407,911            --
    Other income/(expense)                                             --              --            96,315            --
                                                                -----------     -----------     -----------     -----------

            Loss before income taxes                             (1,196,021)     (1,248,936)     (2,963,063)     (4,859,455)

Income taxes                                                           --              --              --              --
                                                                -----------     -----------     -----------     -----------

            Net loss                                            $(1,196,021)    $(1,248,936)    $(2,963,063)    $(4,859,455)
                                                                ===========     ===========     ===========     ===========

    Basic and diluted net loss per common share                 $      (.27)    $      (.29)    $      (.68)    $     (1.11)
                                                                ===========     ===========     ===========     ===========



See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the nine months ended September 30, 1998 and 1997


                                                                             Nine Months Ended September 30,
                                                                             -------------------------------
                                                                                  1998              1997
                                                                             -------------     -------------
Cash flows from operating activities:
    Net loss                                                                    (3,370,975)      (4,859,455)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
        Depreciation                                                               633,271          505,529
        Amortization                                                               399,557          717,081
        Changes in assets and liabilities:
          Increase in accounts receivable                                          (80,889)        (120,963)
          (Increase) decrease in inventories                                      (161,142)         181,801
          (Increase) decrease in prepaid expenses and other current assets         (90,165)         101,801
          Increase (decrease) in accounts payable and accrued liabilities         (247,374)         758,776
                                                                              ------------     ------------
                 Net cash used in operating activities                          (2,917,717)      (2,715,430)
                                                                              ------------     ------------

Cash flows from investing activities:
    Purchases of property and equipment                                           (304,339)        (131,826)
    Proceeds from disposition of property and equipment                               --             75,000
    Purchase of certificate of deposit                                             (71,963)            --
                                                                              ------------     ------------
                 Net cash used in investing activities                            (376,302)         (56,826)
                                                                              ------------     ------------
Cash flows from financing activities:
    Repayment of original issue discount notes                                    (373,652)      (1,978,000)
    Proceeds from Canadian subordinated loan agreement                           1,082,861             --
    Proceeds from revolving lines of credit                                           --          1,807,562
    Repayment of revolving lines of credit                                            --         (1,895,069)
    Repayments of fixed asset line of credit                                      (233,301)        (332,400)
    Principal payments on capital leases                                            (5,759)         (25,637)
    Deferred and other costs paid                                                 (223,852)        (167,528)
    Proceeds from the issuance of warrants                                             667             --
    Proceeds from subordinated notes payable                                          --          5,081,532
    Proceeds from issuance of zero coupon notes payable                          2,980,000             --
                                                                              ------------     ------------
                 Net cash provided by financing activities                       3,226,964        2,490,460
                                                                              ------------     ------------
Net increase (decrease) in cash                                                    (67,055)        (281,796)

Cash and cash equivalents, beginning of period                                     151,941          292,485
                                                                              ------------     ------------
Cash and cash equivalents, end of quarter                                           84,886           10,689
                                                                              ============     ============


See accompanying notes to consolidated financial statements.

                   STRIKER INDUSTRIES, INC., AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Striker Industries, Inc., its wholly owned subsidiaries and its 75 percent ownership interest in the accounts of its indirect Canadian subsidiary. All material intercompany accounts and transactions have been eliminated. The minority interest reflected on the Balance Sheet and in the Statement of Operations reflect a 25% equity position of an unrelated third party in the Company's indirect Canadian Subsidiary, Striker Paper Canada, Inc. only.

Interim Financial Information

The consolidated interim financial statements included herein are unaudited; however, they include all adjustments of a normal recurring nature which, in the opinion of management, are necessary to present fairly the consolidated financial position of the Company at September 30, 1998, the consolidated results of operations for the three and nine months ended September 30, 1998 and 1997 and cash flows for the nine months ended September 30, 1998 and 1997.

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

The number of weighted average shares outstanding used in computing the earnings
(loss) per share was 4,370,922 for the three and nine months ended September 30, 1998 and 4,365,026 and 4,365,026 for the three and nine months ended September 30, 1997, respectively. Basic and diluted earnings (loss) per share are the same for each of these quarters.

Cash Flow Information

For purposes of reporting cash flows, cash and cash equivalents include cash and short-term investments which mature within three months of their date of purchase.

2.   DEBT:

The Company's debt consisted of the following at:          September 30,       December 31,
                                                               1998               1997
                                                           --------------     --------------
      Zero Coupon Notes, 2.25% due 12/31/05                $   14,323,500     $   10,702,500
      Unamortized Discount on Zero Coupon Notes                  (780,977)          (194,535)
      Original Issue Discount Notes                                37,551            380,276
      Stephens Facility:
         Term loan, prime (8.5%) +3.5%, due 5/31/01               446,000            534,650
         Revolving line of credit, prime + 3.5%                    61,004             23,148
      Canadian Facilities:
         Term loan, prime (6.0%)+ 2.5% due 4/01/01                574,499            729,000
         Subordinated term loan, 20.0% due 4/14/01              1,082,861
         Unamortized Discount of
         subordinated term loan                                  (340,064)
      Capitalized lease obligations bearing interest at
         rates from 10% to 24% maturing between 1998
         and 2000, secured by underlying machinery
         and computer equipment                                    12,810             18,569
                                                           --------------     --------------
                                                               15,417,184         12,193,608
      Less- Current maturities                                   (449,609)          (754,274)
                                                           --------------     --------------
                                                           $   14,967,575     $   11,439,334
                                                           ==============     ==============

CREDIT FACILITIES:

On March 13, 1998, the Company (as guarantor) and its indirect Canadian subsidiary, Striker Paper Canada, Inc. ("Striker Canada") accepted a supplemented and amended Offer of Finance from Striker Canada's term loan lender, Laurentian Bank of Canada. Under the amended Offer of Finance, the maturity date on Striker Canada's term loan facilities with the lender remains April 1, 2001. In addition, Striker Canada was required to prepay all principal and interest requirements of the term loans through July 31, 1998. Striker Canada resumed monthly principal and interest payments beginning August 1, 1998.

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

On August 18, 1998, the Subordinated Loan Agreement was amended to reflect an increase of $150,000 Canadian in the maximum principal amount of the three year term credit facility, making the new maximum principal amount of the facility $1,650,000 Canadian. In addition, the Amendment provided for (i) waiver and/or an amended schedule for additional advances to Striker Canada under the credit facility, (ii) an amended principal repayment schedule, (iii) amended credit facility advance conditions, (iv) certain additional borrower reporting conditions, and (v) certain revised financial convenants. As of the date of this Report, Striker Canada has received additional advances aggregating $325,000 Canadian under the amended Subordinated Loan Agreement. Striker Canada anticipates that the additional $75,000 Canadian available will be received prior to December 1, 1998.

In conjunction with the amendment of the Subordinated Loan Agreement, the Share Pledge Agreement dated March 20, 1998 was also amended on August 18, 1998 to provide for the pledge to FOF by Holdings Canada, parent corporation of Striker Canada, of all additional common shares of Striker Canada issued to Holdings Canada, which shares are to be held by FOF under the same terms and conditions as other pledged shares of Striker Canada are held by FOF under the Share Pledge Agreement.

SUBORDINATED DEBT:

Striker Industries, Inc. Notes:

With respect to the Original Issue Discount Note (the"OID Notes") issued by the Company to finance the failed Transaction, (See Note 3 to Notes To Consolidated Financial Statements below) as of the date of this Report, the Company has one $37,551 partial payment remaining to be paid. It is expected that this payment will be made before December 31, 1998. The OID Notes balance of $37,551 and $380,276 has been classified as current debt at September 30, 1998 and December 31, 1997, respectively. The OID Notes are secured by a second and subordinate lien and security interest on the assets of each of the Company's U.S. subsidiaries, including its Stephens, Arkansas plant, junior in priority to the lien on the same assets held by its senior lender. This lien and security interest will be released upon payment of the $37,551 remaining of the debt. The OID Notes are also guaranteed by each of the Company's U.S. subsidiaries. It is also secured by a lien and security interest on the assets of the Company's indirect Canadian subsidiary, either junior in time or subordinated to the subsidiary's senior lenders in Canada.

 Subsidiary Zero Coupon Notes Due 12/31/05:

In July, August and September 1998, subsidiaries of the Company booked $821,000 of additional indebtedness owing to holders of their Zero Coupon Notes due December 31, 2005. The Zero Coupon Notes carry a minimum interest rate of 2.25%, with a maximum interest rate of 10.25%, solely dependent upon the discretion of the Board of Directors. Principal and interest are not due until maturity of the Notes.

Interest paid for all debt instruments for the three and nine months ended September 30, 1998 was $36,534 and $110,417, respectively. Interest paid for all debt instruments for the three and nine months ended September 30, 1997 was $21,146 and $137,060, respectively.

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

On or about February 4, 1997, via facsimile transmission the President of GS Roofing sent a notice to the Company of GS Roofing's repudiation of the Transaction. Subsequent to that date, the Company made protracted attempts to reinstate the Transaction, without success. Accordingly, management ultimately retained counsel and filed a suit styled Striker Industries, Inc., David A. Collins and Matthew D. Pond vs. Newgen Holdings, Inc., Gen Holdings, Inc., GS Roofing Products Company, Inc., Donald F. Smith and Maredon-I, Ltd. pending at the date of this Report in the 133rd Judicial District Court of Harris County, Texas alleging, among other things, a breach of contract by the defendants resulting from the defendants' repudiation of the binding agreements between the Company and the defendants providing for the Transaction, which action by the defendants severely impaired the Company's ability to complete the equity and debt offerings which were a critical part of the Transaction. Pre-trial discovery has commenced and depositions have begun. A date for trial has been set for early January, 1999. The Company is unable at present to express any opinion regarding the probable outcome of this litigation.

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

4. SUSPENSION OF OPERATIONS AT THE STEPHENS MILL:

As of the date of this Report, operations at the Company's Stephens Mill remain suspended. It is Management's present intention to resume operations at the Stephens Mill in due course. Management is reviewing capital improvement projects that would allow the Stephens Mill to operate efficiently and profitably upon reactivation. The resumption of operations is subject to the Company raising the funds necessary to complete the capital improvements and repairs and maintenance that will enable the Stephens Mill to operate efficiently and profitably. Management is reviewing alternative methods of resuming operations at the Stephens Mill including strategic partnerships or joint ventures. While Management is reviewing all available options to accomplish its objective, there can be no assurances that it will be successful and that the Stephens Mill will be able to resume operations

5. RESUMPTION OF OPERATIONS AT THE THOROLD MILL:

On January 16, 1997, the Company experienced a fire at its Thorold Mill. The fire-damaged repairs were completed on or about May 30, 1997. Prior to resuming operations, capital projects were identified that Management believes will increase operating efficiencies in an effort to achieve profitable operations. During the period from late April, 1998 to early July, 1998, the Company completed repairs and maintenance that were necessary prior to start-up. In addition, during this same time period, previously identified capital projects with an immediate benefit were completed. The Company was able to resume operations on or about July 9, 1998. Striker Canada received the first tranche funding of $1,250,000 Canadian on April 14, 1998 pursuant to the terms of the Subordinated Loan Agreement in order to facilitate the cash requirements of the Thorold Mill start-up.

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

In response to vendor's collection efforts, the Company has negotiated several settlements of outstanding balances due vendors at amounts less than face value. These vendor concessions, a total of approximately $96,000, have been treated as other income on the statement of operations for the quarter ended September 30, 1998.

7. YEAR 2000:

The Company has reviewed its business software and hardware which has resulted in plans to either replace or upgrade all essential software and hardware at an estimated cost of $75,000. The Company does not believe that its vendors and customers year 2000 compliance issues will have any material effect or impact the respective relationships.

8. FORWARD-LOOKING STATEMENTS:

The words "anticipate," "believe," "expect," "plan," "intend," "estimate," "project," "will," "may" and similar expressions are intended to identify forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct.

9.   SUBSEQUENT EVENTS:

The Union representing the wage based employees at the Thorold Mill notified Management of the Union's desire to begin negotiations in order to ratify a new collective agreement as the existing collective agreement is set to expire at December 31, 1998. There have been no formal discussions as of the date of this Report. Management anticipates that a new collective agreement will be agreed to and ratified by the union members. Management does not anticipate any material changes from the collective agreement currently existing.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This discussion should be read in conjunction with the financial statements of the Company included elsewhere in this Form 10-Q:

Results of Operations

                                             Three Months Ended              Nine Months Ended
                                                September 30,                  September 30,
                                            1998            1997            1998            1997
                                         -----------     -----------     -----------     -----------
   Revenue                               $   267,658     $    11,262     $   267,658     $ 1,506,399
   Cost of Sales                             902,982         234,960       1,915,309       2,582,767
                                         -----------     -----------     -----------     -----------
   Gross Margin                             (635,324)       (223,698)     (1,647,651)     (1,076,368)
   Selling, general and
   administrative                            494,932         783,549       1,343,727       2,557,138
                                         -----------     -----------     -----------     -----------
   Operating loss                         (1,130,256)     (1,007,247)     (2,991,378)     (3,633,506)
   Interest Expense, net                    (243,412)       (241,689)       (586,291)     (1,225,949)
   Other income                                 --              --           206,695            --
   Minority  interest  in net loss of
   consolidated subsidiary                   177,647            --           407,911            --
                                         -----------     -----------     -----------     -----------
   Net loss before income taxes           (1,196,021)     (1,248,936)     (2,963,063)     (4,859,455)
                                         ===========     ===========     ===========     ===========

COMPARISON OF QUARTERS ENDED SEPTEMBER 30, 1998 AND 1997

Sales for the quarter ended September 30, 1998 totaled $267,658 as compared to sales of $11,262 for the quarter ended September 30, 1997. For the quarter ended September 30, 1998, operations were resumed at the Thorold Mill only and sales began in September. The Stephens Mill remained idle for the entire quarter. For the quarter ended September 30, 1997, both Mills were idled for the entire quarter with the Stephens Mill generating minor sales from existing inventory.

Gross margin decreased to negative $635,324 for the quarter ended September 30, 1998 from negative gross margin of $223,698 for the quarter ended September 30, 1997. The decrease in gross margin is primarily due to unabsorbed production costs incurred during the resumption of operations coupled with sales not beginning until the end of the quarter.

Selling, general and administrative expenses decreased by $288,617 to $494,932 for the quarter ended September 30, 1998, from $783,549 for the quarter ended September 30, 1997. This decrease is primarily due to (i) a decrease in the professional fees in 1998 and (ii) a reduction in office expenses and reduced salary and related expenses due to the reduced operations in 1998.

Interest expense, net, increase slightly to $243,412 for the quarter ended September 30, 1998, from $241,689 for the quarter ended September 30, 1997. This increase is primarily due to the interest, deferred financing cost amortization and discount amortization related to the new Canadian Subordinated Loan Agreement coupled with an increase in the principal amount of the Zero Coupon Notes.

COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997

Sales for the nine months ended September 30, 1998 totaled $267,658 as compared to sales of $1,506,399 for the nine months ended September 30, 1997. For the nine months ended September 30, 1998, operations were resumed at the Thorold Mill only during the quarter and sales began in September. The Stephens Mill remained idle for the entire nine months. For the nine months ended September 30, 1997, the Thorold Mill was idled for the entire period and the Stephens Mill was idled for four months of the period.

Gross margin decreased to a negative $1,647,651 for the nine months ended September 30, 1998 from a negative gross margin of $1,076,368 for the nine months ended September 30, 1997. The decrease in gross margin is primarily due to no sales until September in 1998 and unabsorbed production costs related to the resumption of operations at the Thorold Mill and as a result of both mills being idled for most of 1998.

Selling, general and administrative expenses decreased by $1,213,411 to $1,343,727 for the nine months ended September 30, 1998, from $2,557,138 for the nine months ended September 30, 1997. This decrease is primarily due to (i) a decrease in the professional fees in 1998 and (ii) a reduction in office expenses and reduced salary and related expenses due to the reduced operations in 1998.

Interest expense, net, decreased to $586,291 for the nine months ended September 30, 1998, from $1,225,949 for the nine months ended September 30, 1997. This decrease is due to the reduction of interest rates related to the Zero Coupon Notes, a decrease in credit facility activity and a decrease in the amortization of deferred financing costs partially offset by interest related to the new Subordinated Loan Agreement in Canada.

Because the Company has been in a loss position for financial and income tax reporting purposes, no current or deferred income tax benefits have been provided due to the uncertainty of realization.

CASH FLOWS - COMPARISON OF NINE MONTHS ENDED SEPTEMBER 30, 1998 AND SEPTEMBER 30, 1997

Cash flows used by operating activities increased to $2,917,717 for the nine months ended September 30, 1998 from $2,715,430 for the nine months ended September 30, 1997. This increase is primarily due to the increases in accounts receivable, inventory and prepaid assets. These increases primarily relate to the resumption of operations at the Thorold Mill.

Cash flows used by investing activities increased to $376,302 for the nine months ended September 30, 1998 from cash flows used in investing activities of $56,826 for the nine months ended September 30, 1997. This increase is primarily due to the purchases of machinery and equipment related to the start-up of the Thorold Mill.

Cash flows provided by financing activities increased to $3,226,964 for the nine months ended September 30, 1998 from $2,490,460 for the nine months ended September 30, 1997. This increase is primarily due to the funding of the new Canadian Subordinated Loan Agreement.

LIQUIDITY AND CAPITAL RESOURCES

For the quarter ended September 30, 1998, the Company had an operating loss and continues to experience liquidity concerns.

For the nine months ended September 30, 1998, the Company raised over $3,500,000 of subordinated debt to fund working capital needs and retire a substantial portion of the OID Notes. In addition, approximately $1,200,000 of the subordinated debt was used in association with the term credit facility described below to assist in attaining the resumption of operations at the Thorold Mill.

On March 20, 1998, Striker Canada executed (i) a Subordinated Loan Agreement with First Ontario Labour Sponsored Investment Fund Ltd. ("FOF") providing a three year term credit facility to Striker Canada in the maximum principal amount of $1,500,000 Canadian and (ii) a Commercial Demand Line of Credit Agreement with Credit Union Central of Ontario Limited and So-Use Credit Union Limited providing a revolving line of credit to Striker Canada in the aggregate amount of $800,000 Canadian based on eligible accounts receivable. On August 18, 1998, the Subordinated Loan Agreement was amended to reflect an increase of $150,000 Canadian in the credit facility, making the new maximum principal amount of the facility $1,650,000 Canadian. See Note 2 to Notes To Consolidated Financial Statements above for a more complete description of the August 18, 1998 Amendment to the Subordinated Loan Agreement.

Although the Company has experienced a decrease in current liabilities for the nine months ended September 30, 1998 from the year ended December 31, 1997, the Company has a working capital deficit of $3,128,412 at September 30, 1998. The decrease in current liabilities is primarily due to a substantial reduction in the OID notes due to repayment and a reduction in accounts payable.

On January 16, 1997, the Company experienced a fire at its Thorold Mill. The repairs and rebuilding of the plant and its equipment were completed on or about May 30, 1997. The Company completed the additional repairs and capital projects necessary to commence resumption of operations on or about July 9, 1998.

As of the date of this Report, only the Company's Stephens Mill is idled. Management has identified several substantial capital projects that are necessary at the Stephens Mill in order to commence operation and attain efficiencies needed for profitable operation. However, for the Company to benefit fully from improvements made or to be made to its plants, they must operate at capacity. Management is committed to seek and obtain the necessary financing to resume operations, but not to resume operations in any instance until the financing for each plant is in place and the capital projects have been completed.

Several events from the prior year continue to affect the Company. During 1996 and early 1997, the Company devoted substantial amounts of cash to acquisition activities for the Transaction. The Company raised over $3,000,000 in subordinated debt to pay for the costs of the Transaction. Due to the substantial amounts of cash used for acquisition activities and the intention to pay all of the payables at the Transaction closing, accounts payable were aged beyond their terms. Due to the significant resources devoted to the Transaction and the subsequent repudiation of the Transaction, the Company's ability to repay debt, pay past-due accounts payable, finance needed capital projects and continue operations has been gravely impaired.

The factors listed above have led to the ongoing working capital deficit. The Company must closely monitor operations and continue to identify and implement capital projects that will improve efficiencies and lower costs. However, there can be no assurance that such cost reductions will allow the Company to achieve profitability.

Management does not believe its existing funds and its existing financial arrangements will adequately fund the cash needs of the Company's operations during the next year and for the start-up of the Stephens Mill. To meet working capital requirements and expand its business, the Company will need to borrow additional amounts and/or restructure its existing debt. The Company currently has three existing credit lines, two consisting of a revolving line of credit and a term loan collateralized by receivables, inventories, and fixed assets and one consisting of a term loan collateralized by fixed assets. The Company is pursuing additional financing arrangements that might include private or public sales of equity or debt securities. However, there can be no assurance that any of these strategies will be achieved or that the Company will be able to exist as a going concern.

PART II  -  OTHER INFORMATION

Item 1.  Legal Proceedings.

During the quarter ended September 30, 1998, pre-trial discovery, including the taking of depositions of the parties, continued in Cause No. 97-07032, styled Striker Industries, Inc., David A. Collins and Matthew D. Pond v. Newgen Holding, Inc., Gen Holding, Inc., GS Roofing Products Company, Inc., Donald F. Smith, and Maredon-I, Ltd., pending in the 133rd Judicial District Court of Harris County, Texas. See Note 3 to Notes to Consolidated Financial Statements for a description of the factual basis underlying the alleged wrongful repudiation of the Transaction more fully described therein and made the basis of this pending legal proceeding.

Item 2.  Changes in Securities.

         None.

Item 3.  Defaults Upon Senior Securities.

         None reportable under this Item 3 of the Company's Quarterly Report for the quarter ended September 30, 1998.

Item 4.  Submission of Matters to a Vote of Security Holders.

         None.

Item 5.  Other Information.

         None.

Item 6.  Exhibits and Reports on Form 8-K

    (a)  Exhibits:

    4.1 Amendment to Subordinated Loan Agreement dated August 18, 1998 between the Company's indirect Canadian subsidiary, Striker Paper Canada, Inc. ("Striker Canada"), and First Ontario Labour Sponsored Investment Fund Ltd. ("FOF"), amending the Subordinated Loan Agreement dated March 20, 1998 between Striker Canada and FOF (filed as Exhibit 4.2 to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

    4.2 Amendment to Share Pledge Agreement dated August 18, 1998 between the Company's indirect Canadian subsidiary, Striker Paper Canada, Inc. ("Striker Canada"), and First Ontario Labour Sponsored Investment Fund Ltd. ("FOF"), amending the Share Pledge and Proxy Arrangement Agreement dated March 20, 1998 between Striker Canada and FOF (filed as Exhibit 4.7 to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

    27            Financial Data Schedule

    (b)  Reports on Form 8-K:

No reports on Form 8-K were filed by the Company during the quarter ended September 30, 1998:

SIGNATURES:

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the Company has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.


                                             STRIKER INDUSTRIES, INC.



DATE:       November 19, 1998                BY:     David A. Collins
       ------------------------------           -------------------------------
                                                     David A. Collins
                                                     Chief Executive Officer






DATE:       November 19, 1998                BY:     Paul B. Edmiston
       ------------------------------           -------------------------------
                                                     Paul B. Edmiston
                                                     Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
  NO.         DESCRIPTION
--------      -----------
    4.1           Amendment to Subordinated Loan Agreement dated August 18, 1998 between the Company's indirect Canadian subsidiary, Striker
                  Paper Canada, Inc. ("Striker Canada"), and First Ontario
                  Labour Sponsored Investment Fund Ltd. ("FOF"), amending the
                  Subordinated Loan Agreement dated March 20, 1998 between
                  Striker Canada and FOF (filed as Exhibit 4.2 to the Company's
                  Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

    4.2 Amendment to Share Pledge Agreement dated August 18, 1998 between the Company's indirect Canadian subsidiary, Striker
                  Paper Canada, Inc. ("Striker Canada"), and First Ontario
                  Labour Sponsored Investment Fund Ltd. ("FOF"), amending the
                  Share Pledge and Proxy Arrangement Agreement dated March 20,
                  1998 between Striker Canada and FOF (filed as Exhibit 4.7 to the Company's Form 10-Q for the quarter ended June 30, 1998 and incorporated herein by reference).

   27             Financial Data Schedule